Form 10-Q
period 2012-07-31
SEVILLE VENTURES CORP
filed 2012-10-15
CIK 1527424

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

FORM 10-Q

________________

  X  . QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2012

      . TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File Number 333-176048

Seville Ventures Corp.

(Exact name of registrant as specified in its charter)

Nevada	45-898808
(State of incorporation)	(I.R.S. Employer Identification No.)

5480 North River Road

Byron IL 61010

(Address of principal executive offices)

Phone:  (847) 599-6000

(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    X . Yes            .  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  X  . Yes           .  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer

      .

Accelerated Filer

      .

Non-Accelerated Filer

      .

Smaller Reporting Company

  X  .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  X  . Yes        .  No

As of October 15, 2012, there were 5,000,000 shares of the registrant’s $.001 par value Common Stock issued and outstanding.

SEVILLE VENTURES CORP

Special Note Regarding Forward-Looking Statements

Information included in this Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). This information may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Bahamas Concierge, Inc. (the “Company”), to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that these projections included in these forward-looking statements will come to pass. Actual results of the Company could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. Except as required by applicable laws, the Company has no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

*Please note that throughout this Quarterly Report, and unless otherwise noted, the words "we," "our," "us," the "Company," or "BCI" refers to Bahamas Concierge, Inc.

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

SEVILLE VENTURES CORP.

(A Development Stage Company)

Condensed Financial Statements

For the period ended July 31, 2012 (unaudited) and October 31, 2011

Condensed Balance Sheets (unaudited)

4

Condensed Statement of Operations (unaudited)

5

Condensed Statement of Cash Flows (unaudited)

6

Notes to the Condensed Financial Statements (unaudited)

7

SEVILLE VENTURES CORP.

(A Development Stage Company)

Condensed Balance Sheets

	July 31, 2012 $	October 31, 2011 $
	(unaudited)
ASSETS

Current Assets

Cash	2,771	4,946

Total Assets	2,771	4,946

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable and accrued liabilities	51,163	27,381
Notes payable	20,000	10,000
Due to related parties	1,500	–

Total Liabilities	72,663	37,381

Stockholders’ Deficit

Preferred stock, 10,000,000 shares authorized, $0.001 par value; nil shares issued and outstanding	–	–

Common stock, 250,000,000 shares authorized, $0.001 par value; 5,000,000 shares issued and outstanding	5,000	5,000

Additional paid-in capital	(5,000)	(5,000)

Deficit accumulated during the development stage	(69,892)	(32,435)

Total Stockholders’ Deficit	(69,892)	(32,435)

Total Liabilities and Stockholders’ Deficit	2,771	(4,946)

(The accompanying notes are an integral part of these condensed financial statements)

SEVILLE VENTURES CORP.

(A Development Stage Company)

Condensed Statement of Operations

(unaudited)

	For the three months ended July 31, 2012 $	For the three months ended July 31, 2011 $	For the nine months ended July 31, 2012 $	For the period from February 14, 2011 (date of inception) to July 31, 2011 $	For the Period from February 14, 2011 (date of inception) to July 31, 2012 $

Revenues	–	–	–	–	–

Operating Expenses

General and administrative	900	6,858	3.015	6,858	10,069
Professional fees	7,600	10,000	33,500	10,000	58,500

Total Operating Expenses	8,500	16,858	36,515	16,858	68,569

Loss from operations	(8.500)	(16,858)	(36,515)	(16,858)	(68,569)

Other Expenses

Interest expense	(444)	(129)	(942)	(129)	(1,323)

Total other expenses	(444)	(129)	(942)	(129)	(1,323)

Net Loss	(8,944)	(16,987)	(37,457)	(16,987)	(69,892)
Net Loss per Share – Basic and Diluted	(0.00)	(0.00)	(0.01)	(0.00)
Weighted Average Shares Outstanding – Basic and Diluted	5,000,000	5,000,000	5,000,000	5,000,000

(The accompanying notes are an integral part of these condensed financial statements)

SEVILLE VENTURES CORP.

(A Development Stage Company)

Condensed Statement of Cash Flows

(unaudited)

	For the nine months ended July 31, 2012 $	For the period from February 14, 2011 (date of inception) to July 31, 2011 $	For the period from February 14, 2011 (date of inception) to July 31, 2012 $

Operating Activities

Net loss for the period	(37,457)	(16,987)	(69,892)

Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	23,782	12,129	51,163
Expenses paid by related parties	1,500	–	1,500

Net cash used in operating activities	(12,175)	(4,858)	(17,229)

Financing Activities

Proceeds from note payable	10,000	10,000	20,000

Net cash provided by financing activities	10,000	10,000	20,000

Net increase (decrease) in cash	(2,175)	5,142	2,771

Cash, beginning of period	4,946	–	–

Cash, end of period	2,771	5,142	2,771

Non-cash investing and financing activities:

Issuance of founders’ shares	–	5,000	5,000

Supplemental disclosures:

Interest paid	–	–	–
Income taxes paid	–	–	–

(The accompanying notes are an integral part of these condensed financial statements)

SEVILLE VENTURES CORP.

(A Development Stage Company)

Notes to the Condensed Financial Statements

1.

Nature of Operations and Continuance of Business

Seville Ventures Corp. (the “Company”) was incorporated in the State of Nevada on February 14, 2011. The Company is a Development Stage Company, as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915, Development Stage Entities.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues since inception and is unlikely to generate significant revenue or earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at July 31, 2012, the Company has not generated revenues and has accumulated losses totaling $69,892 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company currently has no significant revenues and must rely on the debt and/or equity financing to fund operations. The Company will require significant additional financings in order to pursue exploration of any properties acquired. There is no assurance that the Company will be able to obtain the necessary financings to complete its objectives.

2.

Summary of Significant Accounting Policies

a)

Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. dollars. The Company’s fiscal year end is October 31.

b)

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

c)

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.  As at July 31, 2012, there were no cash equivalents.

SEVILLE VENTURES CORP.

(A Development Stage Company)

Notes to the Condensed Financial Statements

2.

Summary of Significant Accounting Policies (continued)

d)

Interim Financial Statements

These interim unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the period ended October 31, 2011.

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at July 31, 2012, and the results of its operations and cash flows for the three and nine month periods ended July 31, 2012. The results of operations for the period ended July 31, 2012 are not necessarily indicative of the results to be expected for future quarters or the full year.

e)

Financial Instruments

Pursuant to ASC 820, Fair Value Measurements and Disclosures, an entity is required to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the inputs into three levels that may be used to measure fair value:

Level 1

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The Company’s financial instruments consist principally of cash, accounts payable, and accrued liabilities.  Pursuant to ASC 820, the fair value of our cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

SEVILLE VENTURES CORP.

(A Development Stage Company)

Notes to the Condensed Financial Statements

2.

Summary of Significant Accounting Policies (continued)

f)

Basic and Diluted Loss per Share

The Company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.  There were no potentially dilutive common stock equivalents as of July 31, 2012.

g)

Stock-based Compensation

The Company records stock-based compensation in accordance with ASC 718, Compensation – Stock Compensation using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued.

h)

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect.  These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.

Note Payable

During the nine months ended July 31, 2012, the Company received $10,000 in additional cash loans from non-related parties. The total amount of $20,000 is unsecured, bears interest at 10 percent, and is due on demand. As of July 31, 2012, the Company has accrued $1,323 of interest since inception of the note.

4.

Related Party Transactions

During the nine months ended July 31, 2012, the Company had $1,500 in expenses paid on its behalf by related parties. The amount is unsecured, bears no interest, and is due on demand.

5.

Subsequent Events

In accordance with ASC 855, we have evaluated subsequent events through the date of issuance of the financial statements, and did not have any material recognizable subsequent events.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

FORWARD-LOOKING STATEMENTS

This Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) contains forward-looking statements that involve known and unknown risks, significant uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed, or implied, by those forward-looking statements.  You can identify forward-looking statements by the use of the words may, will, should, could, expects, plans, anticipates, believes, estimates, predicts, intends, potential, proposed, or continue or the negative of those terms.  These statements are only predictions. In evaluating these statements, you should consider various factors which may cause our actual results to differ materially from any forward-looking statements.  Although we believe that the exceptions reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements.  We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

Company Overview

The Company was incorporated in the State of Nevada on February 14, 2011 and is currently headquartered in Byron, Illinois. Initially, we intend to provide specialized luxury vacation packages for those discriminating consumers looking for a unique experience. Our initial target market will be the country of Spain. However, as our company grows, we plan to offer luxury vacation packages throughout Europe. Through our first website currently accessible at www.MySpanishGetaway.com, travelers will be able to research, plan, and book seven different luxury vacations in different cities and/or regions throughout Spain, and each vacation will include round-trip first class airfare, 5-star accommodations, Michelin-starred restaurants, luxurious sightseeing tours or entertainment and other unique features. Initially, the features of the luxury vacations will be pre-selected by the Company, but our vacation packages will also be customizable, upon request, to meet the needs of the most discriminating traveler. The long-term goal of the Company is to establish itself as an internationally recognized provider of top-of-the-line luxury travel.

Within the growing travel industry, the Company will focus on the niche market of luxury travel, foremost in Spain and as the Company begins to expand, throughout Europe.  Our intended clients will be individuals, couples and groups of moderate to high net worth, who travel for leisure at least once per year.  We will initially target American travelers, but as we expand we will target a broader range of travelers outside of the United States.  Seeking the ultimate luxury travel experience, our target clients will demand the finest quality travel and lodging accommodations, entertainment and other luxury features accompanied by a superior level of service. The Company seeks to distinguish itself in the luxury travel market and to be recognized for its exceptional service, professionalism, comprehensiveness, and client satisfaction.

The Company will strive to gain a competitive advantage in the luxury vacation market by offering hand-selected, elite vacation packages to potential clients and by interacting one-on-one with these clients to assist them with various aspects of their vacations from the beginning planning stage through the completion of their trips.  Further, the Company plans to cultivate this competitive edge by developing close relationships with airlines, hotels, restaurants, tour companies and other businesses whose products and services we intend to include in our vacation packages, in order to develop mutually beneficial relationships whereby the Company will feature these businesses in our luxury vacation packages in exchange for certain benefits, such as exclusive offers or deals that the Company can then offer to our potential clients.  Above all, we will strive to ensure that clients are worry-free and fully satisfied before, during and after their trip.  As of the date of this filing, we are in the development stage and are working to implement our business plan; accordingly we have not acquired a client base.

Our sole officer and director has only recently become interested in creating a travel service company and does not have any professional training or technical credentials in the development of such a company or the development of an interactive website that offers such services.  Nevertheless, Mr. Hall has prior experience in website design and management, and is committed to devote approximately 15 to 20 hours per week to the Company.  He will be in charge of supervising development projects that we carry out including supervision of any consultants, marketing agents, employees or website developers that we may engage to assist in carrying out the Company’s plan of operations.

We intend to retain qualified personnel on a contract basis to help us fine-tune the details of the luxury vacation packages that we intend to sell, to identify additional features to include in our packages, to help expand and maintain our current and future websites, to provide customer support to our future clients, to market our future products and services, and much more.  To date, we do not have any verbal or written agreements regarding the retention of any qualified personnel to assist us with our business development activities.

Business Activities

Since inception, our business activities have consisted of the incorporation of our company in the State of Nevada, the organization of our business, and the development of our proposed business plan.  We are a development stage company and have spent the majority of our time refining our business plan.  We have identified and contacted several hotels, restaurants, airlines, tour companies and more that we intend to feature in our luxury vacation packages to discuss our proposed business plan and the costs associated with including their products and services in our proposed vacation packages.  As of the date of this filing, we have not entered into any negotiations or contracts with these companies.

Plan of Operations

Our business operations will be divided into the following core functions to address the needs of our intended clients.

Product Launch and Website Development.  The first step in realizing our business plan is to make our proposed vacations available for purchase through our website, www.MySpanishGetaway.com.  Currently, our website is accessible online, however, our proposed vacations are not yet available for purchase online.  We intend to contract a website developer to enhance our existing website to allow a potential client to choose a travel package, select different travel options or package features, compare options, interact with the Company and design a customized vacation.  Additionally, the website developer will integrate an e-commerce platform into our website so that the Company is able to securely accept credit card payments, bank transfers, PayPal, and other online payments.  The e-commerce platform will incorporate encryption and authentication technology to provide the security and authentication necessary to securely transmit confidential information over the Internet.  Further, the website developer will build a highly structured back-end to our website to allow us to store details about clients and businesses that we intend to work with, analyze and organize information and data, optimize the performance of our website and more.  The website developer that we intend to hire will not be retained to diagnose or correct any technical problems, delays or disruptions we may encounter with our current or future websites.  Accordingly, we would need to consult outside technicians to correct any problems we may experience, which would cause the Company to incur additional costs.  To date, the Company has not yet retained a website developer.

Sales Representative.  Initially, our sole officer and director will be responsible for arranging the details involved in each vacation package, including booking airfare, reserving the luxury hotel suites and dinner reservations, arranging the tours and other entertainment, and preparing detailed itineraries.  However, as the Company expands, the Company intends to hire a sales representative to perform these duties.  The sales representative will also be responsible for actively establishing relationships with the airlines, hotels, restaurants, and other businesses whose products or services will be included in our vacation packages.  Based on the feedback that we will receive from past clients who purchased our vacation packages, if we determine that the features of our vacation packages are not of the highest quality or to the full satisfaction of the clients, the sales representative will search for alternative products or services to include in our vacation packages.  As of the date of this filing, we have not yet retained a sales representative.  We intend to hire a sales representative who is bilingual in both English and Spanish to facilitate making travel arrangements in Spain, assist clients with any language barriers they may encounter in their travels and, if and when we expand our business, to better market our products and services to more diverse clients.

Marketing. We believe that we can build a trusted and recognizable brand through our luxury vacation packages and high quality services.  After we begin to offer our vacation packages for sale online through our first website, we plan to hire a professional marketing firm to initiate and manage each objective of our marketing strategy as set forth herein and to advertise our brand throughout the United States and eventually overseas. Once we have initiated our marketing plan through a marketing firm, we believe that a substantial portion of our clients will be acquired through word-of-mouth. Raising awareness of our brand will be an ongoing process as we try to establish our company, expand our services and products, increase our clients and grow to new markets.  As of the date of this filing, we have not yet retained a marketing firm to initiate our marketing strategy.

Customer Service Representative.  Following the initiation of our marketing strategy, we intend to hire a customer service representative to assist clients with their travel needs before, during and after their vacation getaways.  The customer service representative will provide services such as assisting clients with obtaining passports, travelers insurance policies from an established insurance company or other travel needs; mailing guidebooks and itineraries to clients before they depart; and providing detailed information regarding the places, hotels and restaurants that they will be visiting and more.  Further, the customer service representative will be available to our clients during their vacations via a toll-free telephone number or via e-mail to assist clients with any problems that they may encounter, to make alternative arrangements if necessary, and generally assist the clients with what they may need or desire.  The customer service representative will also contact the clients after they have returned from their trips to obtain feedback about their experiences in Spain and satisfaction with the Company’s services.  Further, the representative will be responsible for collecting and organizing the feedback and comments sent to the Company through its website(s).  We intend to hire a customer service representative who is bilingual in both English and Spanish to better serve the needs of our proposed clientele traveling to Spain.

Ongoing Website Development and Maintenance.  We plan to devote a significant portion of our resources, if any, to the continued development and maintenance of our current and future websites to ensure high levels of performance and advanced security.  We further intend to devote a large portion of our resources to the development of advanced, interactive features on our current and future websites to improve the experience we offer to potential clients.  We intend to employ an information technology team that will focus on the design and development of new features, maintenance of our website(s) and enhancement of our internal operational system.

Results of Operations

For the nine months ended July 31, 2012, the Company incurred operating expenses of $36,515 compared with $16,858 for the period from February 14, 2011 (date of inception) to July 31, 2011.  The increase in operating expenses were attributed to an increase in professional fees of $23,500 related to legal, accounting, and audit expenses related to the Company’s S-1 registration process offset by a decrease of $3,843 in general and administrative costs as the Company lacked sufficient cash flow for sustained day-to-day operations and also incurred one-time website development costs of $5,000 which were expensed in the prior year.

During the period ended July 31, 2012, the Company incurred a net loss of $37,457 compared with $16,987 for the period from February 14, 2011 (date of inception) to July 31, 2011.  The increase in net loss is attributed to the fact that the current period encompassed an entire nine months whereas the prior year represented an abbreviated period.  The net loss per share for the periods ended July 31, 2012 and 2011 was $nil per share.

Liquidity and Capital Resources

As at July 31, 2012, the Company had cash and assets of $2,771 compared with $4,946 as at October 31, 2011.  The decrease in cash and total assets were attributed to the Company’s use of cash proceeds during the period that was offset by limited amounts of cash from financing activities.

As at July 31, 2012, the Company had total liabilities of $72,663 compared with $37,381 as at October 31, 2011.  The increase in total liabilities was attributed to an increase of accounts payable and accrued liabilities of $23,782 due to lack of sufficient cash flow to repay outstanding general and administrative costs and professional fees, $10,000 in notes payable which are unsecured, bears interest at 10% per annum, and is due on demand, and $1,500 in amounts due to related parties for expenses paid on behalf of the Company by the President and Director of the Company.

Cashflow from Operating Activities

During the nine months ended July 31, 2012, the Company used $12,175 of cash for operating activities compared with $4,858 for the period from February 14, 2011 (date of inception) to July 31, 2011.  The increase in the cash use for operating activities was due to expenditures incurred on the receipt of $10,000 in notes payable and $1,500 paid on behalf of the Company by a related party for outstanding overhead and professional fees relating to the Company’s SEC registration process.

Cash from Investing Activities

From February 14, 2011 (date of inception) to July 31, 2012, the Company did not have any investing activities.

Cash from Financing Activities

During the nine months ended July 31, 2012, the Company received $10,000 from financing activities attributed to the issuance of additional notes payable to a non-related party which is unsecured, bears interest at 10% per annum, and is due on demand.  During the period ended July 31, 2011, the Company also received $10,000 from the issuance of a note payable which was also unsecured, bears interest at 10% per annum, and is due on demand.

Critical Accounting Policies

Our financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles applied on a consistent basis. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

We regularly evaluate the accounting policies and estimates that we use to prepare our financial statements. A complete summary of these policies is included in the Notes to our audited financial statements. In general, management’s estimates are based on historical experience, on information from third party professionals, and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management.

Recently Issued Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of July 31, 2012, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.

Changes in Internal Control over Financial Reporting

Our management has also evaluated our internal control over financial reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of our last evaluation.

The Company is not required by current SEC rules to include, and does not include, an auditor's attestation report. The Company's registered public accounting firm has not attested to Management's reports on the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which our director, officer or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 1A.

RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

1.

Quarterly Issuances:

During the quarter, we did not issue any unregistered securities other than as previously disclosed.

2.

Subsequent Issuances:

Subsequent to the quarter, we did not issue any unregistered securities other than as previously disclosed.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.

MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

EXHIBITS

31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101.INS*	XBRL Instance Document	Filed herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

*Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEVILLE VENTURES CORP.
Dated: October 15, 2012	/s/Kevin Hall
By: Kevin Hall
Its: President and CEO

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: October 15, 2012	/s/ Kevin Hall
By: Kevin Hall Its: Director