Form 10-Q/A
period 2012-07-31
SEVILLE VENTURES CORP
filed 2012-10-22
CIK 1527424

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

FORM 10-Q

Amendment No. 1

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Quarterly Report of Seville Ventures, Inc. (the “Company”) on Form 10-Q for the quarterly period ended July 31, 2012, filed with the Securities and Exchange Commission on October 15, 2012 (the “Form 10-Q), is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.  Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-K formatted in XBRL (eXtensible Business Reporting Language).

Other than the aforementioned, no other changes have been made to the Form 10-Q.  This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

PART II - OTHER INFORMATION

ITEM 6.

EXHIBITS

31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	*
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	*
32.01	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	*
101.INS**	XBRL Instance Document	Filed herewith.
101.SCH**	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

* Filed with the SEC on October 15, 2012 as a part of our Form 10-Q for the period ended July 31, 2012.

** Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEVILLE VENTURES CORP.
Dated: October 22, 2012	/s/Kevin Hall
By: Kevin Hall
Its: President and CEO

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: October 22, 2012	/s/ Kevin Hall
By: Kevin Hall Its: Director

4