Form 10-K
period 2012-10-31
SEVILLE VENTURES CORP
filed 2013-02-13
CIK 1527424

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

 FORM 10-K

_________________

  X .

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended October 31, 2012

       .

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________ to ______

Seville Ventures Corp.

(Exact name of registrant as specified in its charter)

Nevada	333-279882	45-2898808
(State or other jurisdiction	(Commission File Number)	(IRS Employer
of Incorporation)		Identification Number)
5480 North River Road Byron IL 61010 (Address of principal executive offices)
(847) 599-6000
(Registrant’s Telephone Number)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes      .  No  X .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes      .  No  X .

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes   X .    No       .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes      .   No  X .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer

      .

Accelerated Filer

      .

Non-Accelerated Filer

      .

Smaller Reporting Company

  X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  X .

 No       .

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of January 31, 2013 was $nil based upon the price ($nil) at which the common stock was last sold as of the last business day of the most recently completed second fiscal quarter, multiplied by the approximate number of shares of common stock held by persons other than executive officers, directors and five percent stockholders of the registrant without conceding that any such person is an “affiliate” of the registrant for purposes of the federal securities laws.

As of February 5, 2013, there were 5,642,870 shares of the registrant’s $0.001 par value common stock issued and outstanding.

Documents incorporated by reference: None

FORWARD-LOOKING STATEMENTS

 This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. These risks and uncertainties include the following:

•

The availability and adequacy of our cash flow to meet our requirements;

•

Economic, competitive, demographic, business and other conditions in our local and regional markets;

•

Changes or developments in laws, regulations or taxes in our industry;

•

Actions taken or omitted to be taken by third parties including our suppliers and competitors, as well as legislative, regulatory, judicial and other governmental authorities;

•

Competition in our industry;

•

The loss of or failure to obtain any license or permit necessary or desirable in the operation of our business;

•

Changes in our business strategy, capital improvements or development plans;

•

The availability of additional capital to support capital improvements and development; and

•

Other risks identified in this report and in our other filings with the Securities and Exchange Commission or the SEC.

This report should be read completely and with the understanding that actual future results may be materially different from what we expect.  The forward-looking statements included in this report are made as of the date of this report and should be evaluated with consideration of any changes occurring after the date of this Report.  We will not update forward-looking statements even though our situation may change in the future and we assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Use of Term

Except as otherwise indicated by the context, references in this report to “Company”, “we”, “us” and “our” are references to Seville Ventures Corp. Company  All references to “USD” or United States Dollars refer to the legal currency of the United States of America.

PART I

ITEM 1.    BUSINESS

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

Within the growing travel industry, the Company will focus on the niche market of luxury travel, foremost in Spain and as the Company begins to expand, throughout Europe.  Our intended clients will be individuals, couples and groups of moderate to high net worth, who travel for leisure at least once per year.  We will initially target American travelers, but as we expand, we will target a broader range of travelers outside of the United States.  Seeking the ultimate luxury travel experience, our target clients will demand the finest quality travel and lodging accommodations, entertainment and other luxury features accompanied by a superior level of service. The Company seeks to distinguish itself in the luxury travel market and to be recognized for its exceptional service, professionalism, comprehensiveness, and client satisfaction.

The Company will strive to gain a competitive advantage in the luxury vacation market by offering hand-selected, elite vacation packages to potential clients and by interacting one-on-one with these clients to assist them with various aspects of their vacations from the beginning planning stage through the completion of their trips.  Further, the Company plans to cultivate this competitive edge by developing close relationships with airlines, hotels, restaurants, tour companies and other businesses whose products and services we intend to include in our vacation packages, in order to develop mutually beneficial relationships whereby the Company will feature these businesses in our luxury vacation packages in exchange for certain benefits, such as exclusive offers or deals that the Company can then offer to our potential clients.  Above all, we will strive to ensure that clients are worry-free and fully satisfied before, during and after their trip.  As of the date of this filing, we are in the development stage and are working to implement our business plan; accordingly, we have not acquired a client base.

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

Business Activities

Since inception, our business activities have consisted of the incorporation of our company in the State of Nevada, the organization of our business, and the development of our proposed business plan.  We are a development stage company and have spent the majority of our time refining our business plan.  We have identified and contacted several hotels, restaurants, airlines, tour companies and more that we intend to feature in our luxury vacation packages to discuss our proposed business plan and the costs associated with including their products and services in our proposed vacation packages.  As of the date of this filing, we have not entered into any negotiations or contracts with these companies. During this early development stage, we have secured the domain name for our first website located at www.MySpanishGetaway.com, which we hope will eventually become a reputable name and a valuable resource to our future clients.  As part of our growth strategy to offer luxury vacation packages throughout Europe, we have also secured multiple domain names for future websites that we intend to launch, including: www.MyEuropeanGetaway.com; www.MyItalianGetaway.com; www.MyBritishGetaway.com; and www.MyGreekGetaway.com. Eventually, we intend to have ww.MyEuropeanGetaway.com be our main domain under which all other domains will be linked.

Products and Services

Our proposed products include seven luxury vacation packages to Spain, which will be offered through our first website currently accessible at www.MySpanishGetaway.com.  Our seven luxury vacation packages are described as follows:

1.

My Spanish Getaway – This luxury Spanish getaway will be a one or two week vacation that will highlight some of the luxuries and splendors of Spain.  As part of this package, the client will visit seven different cities in Spain, including Madrid, Barcelona, Toledo, Cordoba, Seville, Granada and Malaga.

Features & Highlights included in My Spanish Getaway:

•

Round-trip, First Class Airfare from New York’s JFK Airport

•

5-Star Accommodations in each city

•

Dinner at Michelin-starred restaurants in each city

•

Options to visit wineries, golf courses and more

2.

My Barcelona Getaway – This luxury getaway will be a one-week trip highlighting Barcelona, Spain.

Features & Highlights included in My Barcelona Getaway:

•

Round-trip, First Class Airfare from New York’s JFK Airport

•

6 nights in a luxury suite at a 5-Star hotel

•

Dinner for 4 nights at different Michelin-starred restaurants

•

Guided tours of the Picasso museum, Gaudi architecture and the famous entertainment and shopping street, Las Ramblas, ending at the Christopher Columbus Monument

•

VIP night club access

•

Helicopter sightseeing tour

3.

My Madrid Getaway – This luxury getaway will be a one-week trip highlighting Madrid, Spain.

Features & Highlights included in My Madrid Getaway:

•

Round-trip, First Class Airfare from New York’s JFK Airport

•

6 nights in a luxury suite at a 5-Star hotel

•

Dinner for 4 nights at different Michelin-starred restaurants

•

Guided tours of the Royal Palace and Prado museum

•

Helicopter sightseeing tour

4.

My Seville Getaway – This luxury getaway will be a one-week trip highlighting Seville, Spain.

Features & Highlights included in My Seville Getaway:

•

Round-trip, First Class Airfare from New York’s JFK Airport

•

6 nights in a luxury suite at a 5-Star hotel

•

Dinner for 4 nights at different Michelin-starred restaurants

•

Guided tour of the Seville Cathedral

•

Helicopter sightseeing tour San Sebastian Getaway – This luxury getaway will be a one-week trip highlighting San Sebastian, Spain.

Features & Highlights included in My San Sebastian Getaway:

•

Round-trip, First Class Airfare from New York’s JFK Airport

•

6 nights in a luxury suite at a 5-Star hotel

•

Dinner for 3 nights at different Michelin-starred restaurants

•

Guided tour of the San Sebastian Aquarium

•

Helicopter sightseeing tour

5.

My Mediterranean Getaway – This luxury Spanish getaway will be a one or two week vacation that will highlight some of the luxuries along the Mediterranean Sea.  As part of this package, the client will visit four different cities located on the Mediterranean including Barcelona, Valencia, Almeria and Malaga.

Features & Highlights included in My Mediterranean Getaway:

•

Round-trip, First Class Airfare from New York’s JFK Airport

•

5-Star Accommodations in each city

•

Dinner at Michelin-starred restaurants in each city

6.

My Spanish Wine Tour Getaway – This luxury Spanish getaway will be a 1-week getaway highlighting Spain’s northern wine region.  This wine tour package will begin in the wine region of Rioja, then the Ribera del Duero region in Castilla y Leon, and will end in the Northwest province of Galicia.

Features & Highlights included in My Spanish Wine Tour Getaway:

•

Round-trip, First Class Airfare from New York’s JFK Airport

•

6 nights in a luxury suite at a 5-Star hotel

•

Dinner at Michelin-starred restaurants

•

Tours of various vineyards

•

Several wine tastings

As disclosed above, all of our proposed packages will include round-trip, first class airfare to Spain departing from New York’s JFK Airport.  The Company intends to use the same airline to book flights for each package and to repeatedly reserve the same 5-Star hotels, Michelin-starred restaurants, guided tours, etc. for the same vacation packages.  By using the same hotels, restaurants, etc. for the same packages, the Company hopes to develop close and mutually beneficial relationships with these businesses.  There are no assurances, however, that these hotels, restaurants, tours, etc. will be available to us or that we will be able to routinely include their products and services in our vacation packages, as we have not entered into any formal agreements with these businesses.  Furthermore, the Company may decide to change the businesses that it includes in our vacation packages, depending on the clients’ feedback and preferences.  Until such time as the Company has developed close business relationships with certain airlines, hotels, etc. that we will feature in our packages, we do not intend to enter into any formal service or supply agreements with these businesses.

The pricing of our vacation packages will largely be determined by market rates, but will also depend upon the travel season, airfare and lodging prices and several other factors.  Initially, our luxury vacation packages will be offered at slightly below the market rate, as we are a new company in the development stage and have not yet established our brand name or clientele.  As a result of offering our packages at below market rates, we anticipate that our initial short-term operating profit margins will be low.  However, if our Company is able to establish a loyal core clientele and gain brand recognition, we will increase the price of our vacation packages to the market rate in order to be competitive in the industry, and as a result, we anticipate that our operating profit margins will also increase.

Initially, our sole officer and director will arrange the details for each vacation package and will rely heavily on the Internet to purchase flights, book hotel rooms, arrange tours and much more.  Once we are able to develop our brand name, gain clientele, and maintain positive cash flow, we intend to hire a sales representative to assist in preparing and arranging the vacation packages and a customer service representative to assist clients before, during and after their vacations.  Pre-trip services that we will provide will include, among other things, booking airfare, reserving the luxury hotel suites and dinner reservations, arranging tours and other entertainment, offering trip insurance for an additional fee, assisting travelers with obtaining passports or other travel documentation, and providing carefully planned and detailed itineraries.  The Company will not bear the risk of insuring our clients’ trips directly but will obtain travel insurance policies on their behalf, if so desired, from an insurance company(s) yet to be selected by the Company.  To familiarize clients with the cities and regions that they will be visiting in Spain, the Company will mail a guidebook to each client before the beginning of his or her vacation.  During the trip, the client will be able to contact the Company via a toll-free number or via e-mail to help the client with any problems he or she may encounter, provide additional information, make alternative arrangements if necessary, and generally provide the client with what he or she may need or desire.  After the trip, the Company will contact the client to ensure that the client was satisfied with the vacation getaway and the Company’s services, and will ask for any feedback or suggestions.

The goal of the Company is to establish a reputation as being an exceptional travel company that offers exclusive, luxurious accommodations and travel experiences to its clients.  We will not seek to maximize profits on the sale of any individual package, but rather, will strive to fully satisfy the client in order to gain repeat business and word-of-mouth referrals.  We believe that client satisfaction will reduce our costs and increase our profits in the long run.

Status of Our Proposed Products

Our first website located at www.MySpanishGetaway.com is currently accessible, however, our luxury vacation packages are not yet available for purchase through the website.  Currently, visitors to our website can learn about the Company, view information and photographs about the proposed packages and cities in which we will offer our packages, contact the Company to offer suggestions or comments, and join our e-mail list to receive e-mails and newsletters that we intend to issue in the future.

Before we can offer our proposed vacation packages for sale through our website, we will need to further develop our website to be more interactive to allow potential clients to choose a travel package, select certain options and purchase the package online.  Additionally, we intend to further develop our website to post testimonials from previous clients who purchased our vacation getaways and to post reviews by previous clients and the general public of the hotels, restaurants and tours that are included in our packages.

Plan of Operations

The Offering is complete, we will be ready to commence with our plan of operations.  . Our business operations will be divided into the following core functions to address the needs of our intended clients.

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

Our goal is to allow our future clients to be able to search our website(s) for flights, hotels, restaurants and more based on their preferences, ratings, amenities, location, etc. and to easily customize their vacation packages through a user-friendly interface.  We believe that as we make improvements in and advancements to our website(s), we will reduce our reliance on sales representatives to provide similar services.  Additionally, we intend to further develop our website(s) to increase the interactivity between clients and the Company through live chat customer service and the creation of an online blog where potential and past clients can asks questions to the Company or other visitors to our websites, learn more about the Company, submit testimonials on their experiences with the Company, post reviews of the hotels, restaurants and tours that are included in our packages and more. Further, we intend to create a mobile website and a downloadable application for smartphones and tablets, to allow potential clients to view and purchase our products and services from their wireless mobile devices.

Expand Our Service and Product Portfolio.  We believe that expanding our product and service offerings will be an important means of acquiring clients, as the diversity of our products and services will attract more clients to our current and future websites.  We intend to expand our products and services as we begin to acquire a steady flow of clients by providing more options to clients regarding the hotels, restaurants, and activities that are available to them as part of their vacation packages.  In anticipation of the launch of our future websites, we will seek new package features throughout Europe to include in our future vacation packages.  We also plan to offer a variety of “themed” packages in Spain and throughout Europe including honeymoon, adventure, family, romantic and other themed packages.  Further, we intend to add more features to include in our packages (for additional fees) such as rental cars, golf lessons, and spa treatments.  We believe that giving clients more options will add that personal touch to each vacation package. At the same time, we will only expand our product and service offerings to include those businesses whose products and/or services we believe are of the highest quality.

Expand Our Targeted Clientele. Initially, our target clientele will be American individuals, couples and groups of moderate to high net worth, who travel for leisure at least once per year, and who are seeking the ultimate luxury vacation.  As the Company grows, we will focus on expanding our targeted clientele to include travelers worldwide, while still maintaining our focus on people of moderate to high net worth seeking a luxury vacation package.  If and when our clientele begins to expand, we will need to increase the number of sales and customer services representatives that we hire to assist additional clients with their travel arrangements.

Expand into New Geographic Markets.  We will expand our business to new geographic markets outside of Spain, including Italy, Great Britain, Greece and throughout Europe, if the Company is able to generate profits from our current website located at www.MySpanishGetaway.com and the Company decides, in its sole discretion, that its current operations can support such expansion.  To that end, we have secured the domain names for our anticipated future websites located at www.MyItalianGetaway.com, www.MyBritishGetaway.com, www.MyGreekGetaway.com, and www.MyEuropeanGetaway.com. We intend to have www.MyEuropeanGetaway.com be our main domain under which all other domains will be linked.  The current structure that we have developed for www.MySpanishGetaway.com would be replicated for the other future websites.  Expansion into new geographic markets will require the Company to hire additional sales and customer service representatives to handle an increased volume of clients.

Pursue Selective Strategic Partnerships and Acquisitions. In addition to growing our business organically, we may also pursue strategic acquisitions or partnerships in the United States or abroad with companies similar to us or with airlines, hotels, restaurants, or other businesses whose products and services we include or intend to include in our vacation packages.  We believe that the benefit of entering into these relationships would be to complement our product and service offerings, establish and/or strengthen our presence in our targeted overseas markets, provide us with localized management abroad and give us access to clients, hotels, restaurants and other businesses that we may not otherwise reach.  If we are able to further enhance our website and technological capabilities, we believe we will be able to successfully and cost-effectively integrate partners or new companies into our business.

Growth Strategy

In order to reach our goal of becoming a reputable luxury travel company, the Company will adopt the following growth strategy:

1.

Provide unparalleled service to our intended clients in order to gain repeat business and referrals. This will include providing superior service before, during and after the vacation getaways and obtaining feedback to improve our services for future and repeat clients.

2.

Establish the Company’s reputation as a specialty provider of luxury travel. This will be accomplished through an aggressive marketing program directed at our target clientele utilizing various forms of advertising media including print and online channels.

3.

Develop user-friendly, interactive and secure websites and applications to allow our intended clients to research, plan and customize their luxury vacation getaways in Spain and eventually throughout Europe.

4.

Grow our client base by providing excellent customer service, offering additional services and products and expanding into new geographic markets.  In addition, as the luxury travel market expands, the Company may develop business in additional segments of the luxury travel market, i.e. vacation packages with an emphasis on history, music festivals, golf or local events. The Company will research the market to identify potential opportunities for future sales.

5.

Form strategic business alliances with select companies within the travel industry to allow us to offer our intended clients a more diverse selection of services and products and to strengthen our presence in the United States and abroad.

Marketing Strategy

We believe that achieving a reputation for excellence in the luxury travel industry will primarily depend on word-of-mouth referrals.  When any conversation arises relating to luxury travel, we want our future clients to mention the exceptional service they received from the Company. We will target and develop relationships with satisfied clients who traveled with the Company, and capitalize on their satisfaction by encouraging repeat business from these clients and favorable word-of-mouth referrals to their friends and acquaintances by offering rewards to these clients.  Such rewards may include special discounts on our other vacation packages (e.g. $100 discount), bonus features for their next vacation package (e.g. additional meals, nights stay, attractions), cash-back rewards for referring a client who books a vacation package with the Company (e.g. $50 - $100 for each referral), or small gifts (e.g. travel items, bottles of wine, box of chocolates).  We will not be able to offer such rewards or discounts until such time that the Company believes in its full discretion that it can bear the costs of offering such rewards.

Initially, we will only offer our vacation packages throughout Spain.  We believe that past clients who traveled with the Company will be interested in purchasing our other Spanish vacation getaways because of the diversity of the cities and regions where we will offer our vacations.  Each vacation package is designed to highlight the attractions and wonders that each unique city or region has to offer and to provide the ultimate luxury travel experience in those destinations.  Further, it is our hope that our dedication to providing exceptional customer service from the beginning planning stage through the completion of each vacation getaway will encourage repeat business and will create a name for the Company as a trusted and dependable travel company.  We adhere to the theory that the goal of a business is to acquire and keep clients. Our marketing strategy will reflect this goal as we build our reputation throughout the United States and abroad.

After we begin to offer our vacation packages for sale through our first website, we plan to hire a professional marketing firm to initiate and manage each objective of our marketing strategy as set forth herein and to advertise our brand throughout the United States and abroad.  The marketing firm will seek to rapidly expand our presence on the World Wide Web through internet advertising and by establishing relationships with internet partners, commerce and service providers.

We believe our online and offline marketing strategies will raise our brand awareness, drive potential clients to our current and future websites and improve the rate at which visitors become clients.  Our marketing strategies include the following:

•

Online Advertising - Our marketing channels will primarily include online advertising such as paid search engine marketing and optimization with leading Internet search engines (such as GoogleTM), as well as utilizing online display advertising on websites (such as Yahoo!TM).

•

E-mail - Any new visitor to our current and future websites will have the opportunity to join our e-mail list to receive a newsletter that the Company will issue in the future as well as specials and deals from the Company.

•

Offline Advertising – We intend to advertise our Company offline primarily through print or broadcast media such as television or radio.

•

Social Media – We intend to establish a strong presence in social media websites including Facebook® and Twitter®.

•

Promotional Items– We intend to give our clients promotional items, such as cotton t-shirts, collared shirts, umbrellas, etc. printed with “My Spanish Getaway” or the names of the other vacation packages that we will offer.

•

Direct Mail –We will print full-color brochures describing the getaway vacations we plan to offer, including prices and terms, and will mail them to potential customers upon request. Additional brochures will be used as sales promotional material.

•

Targeted Campaigns, Special Offers and Promotions – From time to time, we may offer special deals or promotions online or offline for our getaways or begin a marketing campaign targeted to certain potential clients.

•

Strategic Partnerships and Acquisitions – We may advertise through cooperative advertising, referral programs, affiliate agreements, distribution agreements and bundling with other companies with whom we may partner.  We also intend to become a member of the Airline Reporting Corporation (ARC), International Airlines Travel Agent Network (IATAN), and Association of Travel Agencies (ASTA), along with many other groups and trade associations in the industry. We feel that inclusion in associations such as these will give our Company a reputable name and allow us to seek more strategic alliances in the future.

Memberships to these groups and associations offer certain benefits but often require membership fees and qualifications, including the following:

o

Airline Reporting Corporation (ARC): ARC is an airline-owned company serving the travel industry with financial services, data products and services, ticket distribution, original travel solutions, and settlement in the United States, Puerto Rico, the U.S. Virgin Islands, and American Samoa.  ARC accredits travel agencies and Corporate Travel Departments (CTDs) in the United States, Puerto Rico, the U.S. Virgin Islands, and American Samoa.  ARC offers two different programs for travel agencies:

▪

Ticket Reporting Agency (TRA):  TRA participants have the authority to directly issue airline, bus, and/or rail tickets through a global distribution system (GDS). TRAs have access to ARC's first class financial settlement service, as well as to numerous travel agency tools, including ARC's credit card and service fee processing program, marketing and business product and services, and fraud prevention solutions.  The TRA program provides travel agencies with the ability to process tickets directly and independently.

•

Key Membership Requirements*:

o

Must submit application, pay application fee of $1,600, and pay annual fees of $195.

o

Must be authorized to do business in the United States;

o

Must provide a bond, letter of credit, or cash deposit in the amount of $20,000;

o

Must meet certain ticketing security standards; and

o

Must meet one of the following personnel standards:

▪

One person who is a full-time employee of the agent, at the place of business, who exercises daily supervision of, and responsibility for, the operations of that agency location and has the authority to make management decisions.

▪

One person who has completed and passed the ARC Specialist exam and will represent the agency as the ARC Specialist Qualifier.

•

Requirements Met:  The Company is a corporation duly organized, validly existing, and in good standing in the state of Nevada and is authorized to do business in Nevada.  The Company has not met the other requirements and is unable to meet them at this time.

▪

Verified Travel Consultant (VTC):  The VTC program was created for agencies that do not directly issue airline, bus, and/or rail tickets through a GDS. VTCs are full service agencies - storefront, office, home based, or hosted - specializing primarily in leisure travel. VTCs are not appointed to issue tickets, but they can provide air, bus, and rail services by booking through alternative methods, such as a host, or a consolidator.

•

Key Membership Requirements*:

o

Must submit application, pay application fee of $105, and pay annual fees of $195.

•

Requirements Met:  The Company has not met these requirements and is unable to meet them at this time.

o

International Airlines Travel Agent Network (IATAN):  IATAN services the travel and tourism industry and offers global recognition of travel businesses and global reach to industry suppliers around the world.

•

Key Membership Requirements*:

o

Must submit application and pay accreditation fee of $195, and pay annual fees of $85.

o

Proof of legal form of business;

o

Proof of commitment to travel business via sales and financial standing;

o

Fiduciary responsibilities;

o

Errors and Omissions Insurance;

o

Ethical responsibilities;

o

Qualified staff; and

o

State and local licensing.

•

Requirements Met:  The Company is a corporation duly organized, validly existing, and in good standing in the state of Nevada and is authorized to do business in Nevada. The Company has not met the other requirements and is unable to meet them at this time.

o

Association of Travel Agencies (ASTA):  ASTA is an association of travel professionals whose members include travel agents and the companies whose products they sell such as tours, cruises, hotels, car rentals, etc. They serve as an advocate for travel agents, the travel industry and the traveling public and provide the tools and resources for companies to be successful in the business of selling travel.

•

Key Membership Requirements*:

o

Must submit application and pay initial processing fee of $20, and pay annual fees of $277.

o

Must earn at least $5,000 annually from sales, or management of the sale of travel;

o

Must be located in the U.S., or one of its territories; and

o

Must hold state licenses or registration to operate a travel agency (when required).

•

Requirements Met:  The Company is a corporation duly organized, validly existing, and in good standing in the state of Nevada and is authorized to do business in Nevada.  The Company has not met the other requirements and is unable to meet them at this time.

*The membership requirements listed here may not be exhaustive and membership is subject to the approval by each respective agency or association.

 Plan of Operation

We are a development stage company.  Our plan of operations is as follows.

▪

Hire a Website Developer – Target time frame: in 0 to 2 months. We intend to hire a website developer to enhance our current website and to make our proposed vacations available for purchase through the website by integrating an e-commerce platform into our website with encryption and authentication technology.  We have not secured a website developer as of the date of this filing.  Initially the website would include general information about the Company, information and photographs relating to our proposed vacation packages and the cities and regions in which we will offer our packages, contact information for the Company (i.e. phone number and e-mail address) and access to sign-up for our e-mail list to receive e-mails and newsletters that we intend to issue in the future.  Further, this basic website would utilize a simple, yet secure, e-commerce platform for accepting online payments using credit cards only. We will continue to over time  to integrate more features into our website including, in order of priority: improved visual appearance of our website to attract more clients; customizable travel options that clients can select to build their own personalized vacation package; enhanced security in our e-commerce platform for accepting payments through the website; acceptance of various forms of online payment, other than credit cards, including PayPal accounts, bank transfers, etc.; and more sophisticated technology to allow the Company to analyze and organize information submitted through our website, optimize the performance of our website, and safely store personal and confidential information about our clients.  At this early stage of our development, we cannot accurately predict the costs of each of these initiatives, but will use our best judgment to allocate the funds we have assigned for our website development budget as described above in the “Use of Proceeds” section in this order of priority.

▪

Hire a Sales Representative – Target time frame:  in 1 to 3 months. We plan to hire a sales representative soon after we make our vacations available for purchase through our website. We will utilize a sales representative to arrange the details of each vacation package and to develop business relationships with the airlines, hotels, restaurants and other businesses whose products and services we intend to include in our packages.

▪

Hire Marketing Firm – Target time frame: in 2 to 4 months. After we have begun to offer our vacation packages for sale through our first website, we will hire a marketing firm to initiate and manage each objective of our marketing strategy as set forth herein, focused on our intended clientele in the niche market of luxury travel.  Our marketing action plan in the following order of priority is: promote the Company via word-of-mouth advertising to gain repeat business and encourage referrals from past clients; advertise the Company’s products and services via online advertising (e.g. paid search engine marketing and optimization) and social media (e.g. Facebook and Twitter); marketing through direct e-mails and periodical newsletters to visitors to our websites or others who have signed up for our e-mail list; conduct offline advertising through direct mail, posters, and other print advertisements; raise awareness of the Company through targeted campaigns, special offers and promotions directed towards our target clientele; enter into strategic partnerships or acquisitions with other businesses in the travel industry; distribute promotional items that display the Company’s name and logo; and advertise through broadcast media such as television or the radio.

▪

Hire a Customer Service Representative – Target time frame:  in 3 to 4 months. Following the initiation of our marketing plan, which we anticipate will increase the number of potential clients that visit our website, and we intend to hire a customer service representative. This representative will generally be responsible for preparing our clients for their vacation, assisting the clients during their vacation, and obtaining feedback from the clients after their vacation.

▪

Ongoing Website Development and Maintenance – Target time frame: in 3 to 5 months.  As we begin to generate revenues from the sale of our vacation packages through our current website, we plan to continue the development and maintenance of our current and future websites to withstand large amounts of online traffic and to provide advanced, interactive features to our proposed clients for planning and customizing their vacation getaways.  We intend to hire an information technology team to conduct the ongoing website development and maintenance of our websites.  By enhancing the capabilities and features of our current website and the future websites that we will be developing, we believe we will be able to greatly expand our service and product portfolio and increase our targeted clientele.   Our websites development in order of priority includes the following:  greater capability for clients to customize their vacation packages; increased interactivity between clients and the Company through the development of live chat customer service and an online blog where potential and past clients can asks questions to the Company or to other visitors to our website(s), learn more about the Company, submit testimonials regarding individuals’ experiences with the Company, post reviews of the hotels, restaurants and tours that are included in our packages and more; and greater improvements and enhancements to our online security and operational system.

▪

Expand Our Service and Product Portfolio and Targeted Clientele – Target time frame:  in 3 to 5 months.  Once the Company is able to gain brand name recognition and obtain a small number of clients, we intend to increase the number and types of products and services we offer as part of our vacation packages to provide a more custom-built vacation package, unique to each client.  In anticipation of the launch of our future websites, we will also seek new package features throughout Europe to include in our vacation packages. Further, we will seek to expand our targeted clientele to reach potential clients outside of the United States, while still maintaining our focus on travelers seeking a luxury vacation.

▪

Launch Future Websites – Target time frame:  in 4 to 8.  If the Company is able to generate profits from our current website located at www.MySpanishGetaway.com and the Company decides, in its sole discretion, that its current operations can support such expansion, we intend to replicate our current business plan and offer vacation packages similar to those described herein throughout Europe by launching our future websites including MyEuropeanGetaway.com, MyItalianGetaway.com, MyBritishGetaway.com, and MyGreekGetaway.com, whose domain names we have already secured.  At the time we launch our future websites, we plan to have our new vacation packages immediately available for purchase.  We intend to have www.MyEuropeanGetaway.com be our main domain under which all other domains will be linked.  We intend to launch www.MyEuropeanGetaway.com first, and to launch the other websites in succession over the course of approximately three to four months.  The order in which we launch the other websites will be determined by management based on the feedback, comments and requests we receive from prior and potential future clients.

▪

Mobile Website and Mobile and Tablet Applications– Target time frame: in 7 to 9 months. After we have further developed our current website and launched our future websites, we will develop and launch a mobile website and applications for smartphones, tablets and other wireless mobile devices that will allow potential and existing clients to view and purchase their vacation packages using their mobile telephones and tablets.  We intend to develop the mobile websites before we develop the applications.

▪

Enter into Strategic Acquisitions and Partnerships – Target time frame:  in 10 months.   If the Company is able to earn consistent revenues, establish a brand name, and build strong relationships with the businesses whose products and services we will include in our vacation packages, we will seek to enter into strategic acquisitions or partnerships in the United States or abroad with these businesses or with companies similar to ours in order to expand our product and service offerings and to strengthen our presence in our targeted overseas markets.  The parties with whom we may enter into possible acquisitions or partnerships cannot be determined at this early stage of our development but will decided by management, in its sole discretion, based on the growth of the Company and results of operations.

Competition

The travel and tourism industry is increasingly and intensely competitive, with low barriers to entry.  We will compete with both established and emerging online and traditional travel companies, internet travel sites and established travel agents with respect to each of the services we offer, e.g. flights, hotels, etc.  Further, we will compete directly with airlines, hotels, restaurants and other businesses that market and sell their products and services through their own websites and may offer products and services on more favorable terms, including lower prices, fewer fees or unique access to proprietary loyalty programs, such as points and miles, which could make their products and services more attractive to consumers than ours.  Due to the online nature of our business, we will compete domestically in the United States and internationally, particularly in Spain and throughout Europe.

Further, many of our competitors have longer operating histories, greater name recognition, significantly greater financial, technical, marketing and other resources, larger client bases and more experience in the tourism industry than we do.  As a result, these competitors may engage in more extensive business development efforts, undertake farther-reaching marketing campaigns, and adopt more aggressive pricing policies than we adopt. These factors may allow our competitors to generate greater revenues with fewer costs, respond more quickly to new or emerging trends and changes in client requirements, or achieve greater market acceptance of their services and products than we can.  Competition could also result in reduced traffic to our current and future websites and a loss of market share.  We cannot assure that we will be able to successfully compete in this industry.

Additionally, more travelers are booking their own trips using the internet and eliminating the “travel agent”. However, we believe that travel companies can be competitive in the industry by providing increased value to travelers through exceptional service. We believe that travel companies who demonstrate that they can consistently provide extra value for their clients are more likely to receive repeat and referral business to maintain and increase their business revenues.  We believe that our competitive strengths will be our niche in luxury travel and the exceptionally high level of service that we intend to offer. We feel that these factors will be highly valued by our targeted clientele and cannot be discounted, reduced or otherwise cheapened.

Patents, Trademarks and Licenses

We do not own any patent or trademark. We currently own the Internet domain names www.MySpanishGetaway.com, www.MyItalianGetaway.com, www.MyBritishGetaway.com, www.MyGreekGetaway.com, and MyEuropeanGetaway.com. Third parties may acquire domain names that infringe or otherwise decrease the value or use of our domain names and current and future websites.  In the future, we may seek copyright protection of our Seville Ventures Corp. logo in the United States.

Government Regulation and Approval

We do not require any government approval to conduct our business in the United States or in Europe, except for certain business operating licenses.

We will be subject to international, federal and state laws and regulations that relate directly or indirectly to our operations.  We will also be subject to common business and tax rules and regulations pertaining to the operation of our business.

There are an increasing number of laws and regulations in the United States and abroad pertaining to communications and commerce on the Internet. In addition, a number of legislative and regulatory proposals are under consideration by federal, state, local and foreign governments. Laws or regulations may be adopted with respect to the Internet relating to liability for information retrieved from or transmitted over the Internet, user privacy, taxation and the quality of products and services. Moreover, the application to the Internet of existing laws governing issues such as intellectual property ownership and infringement, libel, and personal privacy is uncertain and developing. Laws and regulations applicable to the travel industry specifically may include those prohibiting unfair and deceptive practices and those requiring registration as a seller of travel products and services.  In addition, many travel companies and including those with computer reservation systems built into their websites, are heavily regulated by the United States and other governments. Any such legislation or regulation, or the application or interpretation of existing laws, may decrease the growth in the use of the Internet in general, prevent us from delivering our content in different parts of the world and increase our costs of selling products and services or otherwise operating our business.

In addition, the European Union and many countries within the EU have adopted privacy directives or laws that strictly regulate the collection and use of information regarding Internet users that is identifiable to particular individuals. Privacy legislation has been proposed in the U.S. as well, and the U.S. Federal Trade Commission has taken action against website operators that do not comply with state privacy policies. These and other governmental efforts may limit our ability to target advertising or collect and use information regarding the use of our websites. Fears relating to a lack of privacy could also result in a reduction in the number of our users and subscribers, which could harm our business and financial results.

Data collection, protection, security and privacy issues are a growing concern in the U.S. and in many other countries around the world. Government regulation is evolving in these areas and could limit or restrict our ability to market our products and services to consumers, increase our costs of operation and lead to a decrease in demand for our products and services. Federal, state and local governmental organizations, as well as foreign governments and regulatory agencies, are also considering legislative and regulatory proposals that directly govern Internet commerce, and will likely consider additional proposals in the future. We do not know how courts will interpret laws governing Internet commerce or the extent to which they will apply existing laws regulating issues such as sales, taxes, libel and personal privacy to the Internet. The growth and development of the market for online commerce has prompted calls for more stringent consumer protection laws that may impose additional burdens on companies that conduct business online.

Legal Proceedings

We know of no material, existing or pending legal proceedings against our Company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which our director, officer or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Employees and Consultants

Currently, Kevin Hall, our sole officer and director devotes approximately 15 to 20 hours a week of his time to the Company. We currently have no other employees. In the future, we intend to retain employees, consultants, marketing agents and website developers to assist in executing our plan of operations.

WHERE YOU CAN GET ADDITIONAL INFORMATION

We file annual, quarterly and current reports, proxy statements and other information with the SEC.  You may read and copy our reports or other filings made with the SEC at the SEC’s Public Reference Room, located at 100 F Street, N.E., Washington, DC 20549.  You can obtain information on the operations of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  You can also access these reports and other filings electronically on the SEC’s web site, www.sec.gov.

ITEM 1A.   RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 1B.   UNRESOLVED STAFF COMMENTS

None.

ITEM 2.      PROPERTIES

We currently are using a portion of our Chief Executive Officer’s home as our corporate headquarters; this space is located at 5481 North River Road, Byron, IL, 61010, and we are using the space rent-free. As of the date of this filing, we have not sought to move or change our office site. Additional space may be required in the future. We do not foresee any significant difficulties in obtaining any required additional space. We currently do not own any real property.

ITEM 3.      LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation.  There are no proceedings in which our director, officer or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 4.      MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.

MARKET FOR THE COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

As of October 31, 2012, there is no public market for our Common Stock.  We intend to contact an authorized OTC Bulletin Board market maker for sponsorship of our securities on the OTC Bulletin Board.

Record Holders

As of October 31, 2012, an aggregate of 5,642,870 shares of our Common Stock were issued and outstanding and were owned by 31 holder of record, based on information provided by our transfer agent.

Recent Sales of Unregistered Securities

Other than as previously disclosed, none.

Re-Purchase of Equity Securities

None.

Dividends

We have not paid any cash dividends on our Common Stock since inception and presently anticipate that all earnings, if any, will be retained for development of our business and that no dividends on our Common Stock will be declared in the foreseeable future.  Any future dividends will be subject to the discretion of our Board of Directors and will depend upon, among other things, future earnings, operating and financial condition, capital requirements, general business conditions and other pertinent facts.  Therefore, there can be no assurance that any dividends on our Common Stock will be paid in the future.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

ITEM 6.   SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. You should read this report completely and with the understanding that actual future results may be materially different from what we expect. The forward-looking statements included in this report are made as of the date of this report and should be evaluated with consideration of any changes occurring after the date of this Report. We will not update forward-looking statements even though our situation may change in the future and we assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Working Capital

	October 31, 2012	October 31, 2011
	$	$
Current Assets	44,046	4,946
Current Liabilities	80,917	37,381
Working Capital Deficit	(36,871)	(32,435)

Cash Flows

	October 31, 2012 $	October 31, 2011 $
Cash Flows used in Operating Activities	(15,900)	(5,054)
Cash Flows from Financing Activities	55,000	10,000
Net Increase in Cash During Period	39,100	4,946

Operating Revenues

We have not generated any revenues since inception.

Operating Expenses and Net Loss

Operating expenses for the year ended October 31, 2012 was $47,990 compared with $32,054 for the period from February 14, 2011 (date of inception) to October 31, 2011.  The increase in expenses was attributed to the fact that the prior year incorporated only a partial year whereas the current year encompassed the entire fiscal year.  Specifically, there was an increase of $16,100 in professional fees for the legal, accounting, and audit fees that were incurred in the Company’s S-1 registration process and subsequent SEC filing requirements.

Net loss for the year ended October 31, 2012 was $49,436 compared to $32,435 for the period from February 14, 2011 (date of inception) to October 31, 2011.  In addition to operating expenses, the Company incurred $1,446 in interest expense for outstanding notes payable of $20,000, which are unsecured, bears interest at 10% per annum, and is due on demand.  During the comparative period, the Company incurred interest expense of $381 as the Company only had $10,000 in outstanding notes payable and only incurred interest expense for a partial year.

 Liquidity and Capital Resources

As at October 31, 2012, the Company’s cash balance and total assets were $44,046 compared to $4,946 as of October 31, 2011.  The increase was attributed to additional proceeds received from issuance of notes payable and for proceeds received from the issuance of common shares.

As at October 31, 2012, the Company had total liabilities of $80,917 compared with total liabilities of $37,381 as at October 31, 2011.  The increase in total liabilities was due to an increase of $32,036 in accounts payable and accrued liabilities as the Company incurred day-to-day expenditures that were still unpaid. Furthermore, there was an increase of $10,000 in notes payable, as the Company issued new notes payable for additional financing during the year, and an increase of $1,500 in amounts due to a related party for payment of operating expenditures on behalf of the Company.

As at October 31, 2012, the Company had a working capital deficit of $36,871 compared with a working capital deficit of $32,435 as at October 31, 2011.  The increase in working capital deficit was attributed to day-to-day obligations of the Company that are unpaid given the fact that the Company lacks sufficient cash flow to repay its debts on a timely basis.

Cashflow from Operating Activities

During the year ended October 31, 2012, the Company used $15,900 of cash for operating activities as compared to $5,054 during the period from February 14, 2011 (date of inception) to October 31, 2011.  The increase in the use of cash for operating activities is attributed to the fact that the Company raised additional proceeds from financing activities during the year to offset some outstanding professional fees and operating expenditures related to the Company’s SEC registration process.

Cash flow from Investing Activities

During the period from February 14, 2011 (date of inception) to October 31, 2012, the Company did not have any cash transactions related to investing activities.

Cash flow from Financing Activities

During the year ended October 31, 2012, the Company received $55,000 of cash from financing activities compared to $10,000 during the period from February 14, 2011 (date of inception) to October 31, 2011.  During the year, the Company received $10,000 in proceeds from notes payable and $45,000 from the issuance of common shares.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive acquisitions and activities. For these reasons, our auditors stated in their report on our audited financial statements that they have substantial doubt that we will be able to continue as a going concern without further financing.

Future Financings

We will continue to rely on equity sales of our common shares in order to continue to fund our business operations.  Issuances of additional shares will result in dilution to existing stockholders.  There is no assurance that we will achieve any additional sales of the equity securities or arrange for debt or other financing to fund planned acquisitions and activities.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SEVILLE VENTURES CORP.

(A Development Stage Company)

Financial Statements

For years ended October 31, 2012 and 2011

Report of Independent Registered Public Accounting Firm

21

Balance Sheets

22

Statements of Operations

23

Statements of Cash Flows

24

Statements of Stockholders Deficit

25

Notes to the Financial Statements

26

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Seville Ventures Corp.

We have audited the accompanying balance sheets of Seville Ventures Corp., as of October 31, 2012 and 2011 and the related statements of operations, stockholders’ deficit and cash flows for the years then ended and for the cumulative period from February 14, 2011 (date of inception) through October 31, 2012.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Seville Ventures Corp., as of October 31, 2012 and 2011, and for the period from inception on February 14, 2011 through October 31, 2012, and the results of their operations and cash flows for the periods then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company had accumulated losses of $81,871 for the period from inception through October 31, 2012 which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sadler, Gibb & Associates, LLC

Salt Lake City, UT

February 11, 2013

SEVILLE VENTURES CORP.

(A Development Stage Company)

Balance Sheet

	October 31, 2012 $	October 31, 2011 $

ASSETS

Current Assets

Cash	44,046	4,946

Total Assets	44,046	4,946

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable and accrued liabilities	59,417	27,381
Notes payable	20,000	10,000
Due to related parties	1,500	–

Total Liabilities	80,917	37,381

Stockholders’ Deficit

Preferred stock, 10,000,000 shares authorized, $0.001 par value; nil shares issued and outstanding	–	–

Common stock, 250,000,000 shares authorized, $0.001 par value; 5,642,870 and 5,000,000 shares issued and outstanding, respectively	5,643	5,000

Additional paid-in capital	39,357	(5,000)

Deficit accumulated during the development stage	(81,871)	(32,435)

Total Stockholders’ Deficit	(36,871)	(32,435)

Total Liabilities and Stockholders’ Deficit	44,046	4,946

(The accompanying notes are an integral part of these financial statements)

SEVILLE VENTURES CORP.

(A Development Stage Company)

Statement of Operations

	Year ended October 31, 2012 $	For the Period from February 14, 2011 (date of inception) to October 31, 2011 $	Accumulated from February 14, 2011 (date of inception) to October 31, 2012 $

Revenues	–	–	–

Operating Expenses

General and administrative	6,890	7,054	13,944
Professional fees	41,100	25,000	66,100

Total Operating Expenses	47,990	32,054	80,044

Loss before other expenses	(47,990)	(32,054)	(80,044)

Other Expenses

Interest expense	(1,446)	(381)	(1,827)

Total other expenses	(1,446)	(381)	(1,827)

Net Loss	(49,436)	(32,435)	(81,871)
Net Loss per Share – Basic and Diluted	(0.01)	–
Weighted Average Shares Outstanding – Basic and Diluted	5,010,539	5,000,000

(The accompanying notes are an integral part of these financial statements)

SEVILLE VENTURES CORP.

(A Development Stage Company)

Statement of Cash Flows

	Year ended October 31, 2012 $	For the period from February 14, 2011 (date of inception) to October 31, 2011 $	Accumulated from February 14, 2011 (date of inception) to October 31, 2012 $

Operating Activities

Net loss	(49,436)	(32,435)	(81,871)

Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	32,036	27,381	59,417
Due to related parties	1,500	–	1,500

Net cash used in operating activities	(15,900)	(5,054)	(20,954)

Financing Activities
Proceeds from note payable	10,000	10,000	20,000
Proceeds from issuance of common shares	45,000	–	45,000

Net cash provided by financing activities	55,000	10,000	65,000

Change in cash	39,100	4,946	44,046

Cash, beginning of period	4,946	–	–

Cash, end of period	44,046	4,946	44,046

Non-cash investing and financing activities:

Issuance of founders’ shares	–	5,000	5,000

Supplemental disclosures:

Interest paid	–	–	–
Income taxes paid	–	–	–

(The accompanying notes are an integral part of these financial statements)

SEVILLE VENTURES CORP.

(A Development Stage Company)

Statement of Stockholders’ Deficit

From February 14, 2011 (Date of Inception) to October 31, 2011

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Par Value
	#	$	$	$	$

Balance – February 14, 2011 (Date of Inception)	–	–	–	–	–

Issuance of founders’ shares	5,000,000	5,000	(5,000)	–	–

Net loss for the period	–	–	–	(32,435)	(32,435)

Balance – October 31, 2011	5,000,000	5,000	(5,000)	(32,435)	(32,435)

Issuance of common shares at $0.07 per share	642,870	643	44,357	–	45,000

Net loss for the year	–	–	–	(49,436)	(49,436)

Balance – October 31, 2012	5,642,870	5,643	39,357	(81,871)	(36,871)

(The accompanying notes are an integral part of these financial statements)

SEVILLE VENTURES CORP.

(A Development Stage Company)

Notes to the Financial Statements

1.

Nature of Operations and Continuance of Business

Seville Ventures Corp. (the “Company”) was incorporated in the State of Nevada on February 14, 2011. The Company is a Development Stage Company, as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915, Development Stage Entities.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues since inception and is unlikely to generate significant revenue or earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at October 31, 2012, the Company has not generated revenues and has accumulated losses totaling $81,871 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

c)

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.  As at October 31, 2012 and 2011, there were no cash equivalents.

SEVILLE VENTURES CORP.

(A Development Stage Company)

Notes to the Financial Statements

2.

Summary of Significant Accounting Policies (continued)

d)

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

The Company’s financial instruments consist principally of cash, accounts payable, accrued liabilities and amounts due to related parties.  Pursuant to ASC 820, the fair value of our cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

e)

Loss per Share

The Company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.  There were no potentially dilutive common stock equivalents as of October 31, 2012 and 2011.

f)

Comprehensive Income

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at October 31, 2012 and 2011, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

SEVILLE VENTURES CORP.

(A Development Stage Company)

Notes to the Financial Statements

2.

Summary of Significant Accounting Policies (continued)

g)

Foreign Currency Translation

Transactions in foreign currencies are translated into the currency of measurement at the exchange rates in effect on the transaction date. Monetary balance sheet items expressed in foreign currencies are translated into United States dollars at the exchange rates in effect at the balance sheet date. The resulting exchange gains and losses are recognized in income.

h)

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

i)

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

3.

Note Payable

On June 15, 2011, the Company issued a note payable to a non-related party for $10,000. On May 23, 2012, the Company issued another note payable to a non-related party for $10,000.  The amount owing is unsecured, due interest at 10% per annum and due on demand.  As at October 31, 2012, the Company recorded accrued interest of $1,827 (2011 - $381), which is recorded in accounts payable and accrued liabilities.

4.

Common Shares

(a)

On February 14, 2011, the Company issued 5,000,000 founders shares to the President and Director of the Company.

(b)

On October 30, 2012, the Company issued 642,870 common shares at $0.07 per share for proceeds of $45,000.

5.

Related Party Transactions

At October 31, 2012, the Company owed $1,500 (2011 - $nil) to the President and Director of the Company for funding of general operations.  The amounts owing are unsecured, non-interest bearing, and are due on demand.

6.

Income Taxes

The income tax benefit differs from the amount computed by applying the US federal income tax rate of 34% to net loss before income taxes. As at October 31, 2012 and 2011, the Company had no uncertain tax positions.

SEVILLE VENTURES CORP.

(A Development Stage Company)

Notes to the Financial Statements

6.

Income Taxes (continued)

	2012 $	2011 $

Net loss before taxes	(49,436)	(32,435)
Statutory rate	34%	34%

Computed expected tax recovery	(16,808)	(11,028)
Valuation allowance	16,808	11,028

Income tax provision	–	–

The significant components of deferred income tax assets and liabilities as at October 31, 2012 and 2011, after applying enacted corporate income tax rates, are as follows:

	2012 $	2011 $

Net operating losses carried forward	27,836	11,028
Valuation allowance	(27,836)	(11,028)

Net deferred tax asset	–	–

The Company has incurred operating losses of $81,871 which, if unutilized, will expire through to 2031. Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements, and have been offset by a valuation allowance.

7.

Subsequent Events

As of the date of the financial statements, the Company did not have any material recognizable subsequent events with the exception of the following:

In February 2012, the Company entered into a settlement agreement with a non-related party to forgive $43,000 of outstanding professional fees owed by the Company.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING

AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2012.  Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f).  The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of October 31, 2012, using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of October 31, 2012, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.

We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statements.  Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered independent of management to provide the necessary oversight over management’s activities.

2.

We did not maintain appropriate cash controls – As of October 31, 2012, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts.  Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3.

We did not implement appropriate information technology controls – As at November 30, 2012, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of October 31, 2012 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of November 30, 2012, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Continuing Remediation Efforts to address deficiencies in Company’s Internal Control over Financial Reporting

Once the Company is engaged in a business of merit and has sufficient personnel available, then our Board of Directors, in particular and in connection with the aforementioned deficiencies, will establish the following remediation measures:

1.	Our Board of Directors will nominate an audit committee or a financial expert on our Board of Directors in the next fiscal year.

2.	We will appoint additional personnel to assist with the preparation of the Company’s monthly financial reporting, including preparation of the monthly bank reconciliations.

ITEM 9B.

OTHER INFORMATION.

PART III

ITEM 10.

DIRECTORS AND EXECUTIVE OFFICERS.

Identification of Directors and Executive Officers

The following table sets forth the names and ages of our current director(s) and executive officer(s):

Name	Age	Position with the Company	Director Since
Kevin Hall	48	CEO, CFO, President, Treasurer, Secretary, Chairman & Director

The board of directors has no nominating, audit or compensation committee at this time.

Term of Office

Each of our officers is elected by the Company’s Board of Directors to serve until the next annual meeting of Directors or until their successors are duly elected and qualified.  Each of our directors is elected by the Company’s Board of Directors and shall hold office until the next annual meeting of stockholders and until his/her successor shall have been duly elected and qualified.

Background and Business Experience

The business experience during the past five years of the person presently listed above as an Officer or Director of the Company is as follows:

KEVIN HALL – Kevin Hall brings to the Company several years of management and business development experience as well as extensive knowledge of website design and management.  Since April 2004, Mr. Hall has worked as a Real Estate Business Manager for Bird-Dog Marketing, Inc., where his responsibilities include, among several others, buying, selling, rehabilitating and developing properties, contracting, renting, evictions, credit screening, bookkeeping, advertising, website development, web page management, account representation, and more.  From 2006 to present, Mr. Hall has served as an Advertising Marketing Lead for Superior Car Credit where his duties include business development, website management, photography and website advertising sales.   Mr. Hall has also been an independent contractor for JD Byrider, a used car and finance company, since 2002, where he manages the company’s accounts and leads distribution, primarily through Bird-Dog Marketing.  Since July 1, 2011, Mr. Hall has been a Site Manager for Superior Self Storage where he manages the company’s several properties, engages in business development, oversees the company’s banking and bookkeeping and manages security.   Presently, Mr. Hall continues to work for Bird-Dog Marketing, Inc., Superior Car Credit, JD Byrider and Superior Self Storage.  Due to Mr. Hall’s founding of the Company, prior management experience and website management skills, he believed it was in the best interests of the Company that he shall serve as sole officer and director.

Identification of Significant Employees

We have no significant employees other than Mr. Kevin Hall, our President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary, Chairman and Director.

Family Relationship

We currently do not have any officers or directors of our Company who are related to each other.

Involvement in Certain Legal Proceedings

During the past ten years no director, executive officer, promoter or control person of the Company has been involved in the following:

(1)

A petition under the Federal bankruptcy laws or any state insolvency law which was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

(2)

Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3)

Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

i.

Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

ii.

Engaging in any type of business practice; or

iii.

Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

(4)

Such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

(5)

Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

(6)

Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

(7)

Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i.

Any Federal or State securities or commodities law or regulation; or

ii.

Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii.

Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

(8)

Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Audit Committee and Audit Committee Financial Expert

The Company does not have an audit committee or an audit committee financial expert (as defined in Item 407 of Regulation S-K) serving on its Board of Directors.  All current members of the Board of Directors lack sufficient financial expertise for overseeing financial reporting responsibilities.  The Company has not yet employed an audit committee financial expert on its Board due to the inability to attract such a person.

The Company intends to establish an audit committee of the board of directors, which will consist of independent directors.  The audit committee’s duties will be to recommend to the Company’s board of directors the engagement of an independent registered public accounting firm to audit the Company’s financial statements and to review the Company’s accounting and auditing principles.  The audit committee will review the scope, timing and fees for the annual audit and the results of audit examinations performed by the internal auditors and independent registered public accounting firm, including their recommendations to improve the system of accounting and internal controls.  The audit committee will at all times be composed exclusively of directors who are, in the opinion of the Company’s board of directors, free from any relationship which would interfere with the exercise of independent judgment as a committee member and who possess an understanding of financial statements and generally accepted accounting principles.

Code of Ethics

We have adopted a Code of Ethics, which was filed as Exhibit 14.1 to the Registration Statement on Form S-1 filed with the Commission on March 2, 2012, and is incorporated herein by reference.

Section 16(a) Beneficial Ownership Reporting Compliance

We do not yet have a class of equity securities registered under the Securities Exchange Act of 1934, as amended. Hence, compliance with Section 16(a) thereof by our officers and directors is not required.

ITEM 11.       EXECUTIVE COMPENSATION

The following table sets forth the compensation paid to our executive officers during the twelve month periods ended October 31, 2012 and October 31, 2011:

 Summary Compensation Table

Name and Principal Position	Fiscal Year Ended	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Kevin Hall President, CEO, CFO, Treasurer, Secretary, Chairman and Director	2012	-0-	-0-	-0-	-0-	-0-	-0-	-0-	xxx
	2011	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Narrative Disclosure to Summary Compensation Table

There are no employment contracts, compensatory plans or arrangements, including payments to be received from the Company with respect to any executive officer, that would result in payments to such person because of his or her resignation, retirement or other termination of employment with the Company, or its subsidiaries, any change in control, or a change in the person’s responsibilities following a change in control of the Company.

Outstanding Equity Awards at Fiscal Year-End

No executive officer received any equity awards, or holds exercisable or unexercisable options, as of the year ended October 31, 2012.

Long-Term Incentive Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers.

Compensation Committee

We currently do not have a compensation committee of the Board of Directors.  The Board of Directors as a whole determines executive compensation.

Compensation of Directors

Our directors receive no extra compensation for their service on our Board of Directors.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Management

The following table sets forth certain information concerning the number of shares of our Common Stock owned beneficially as of October 31, 2012, by: (i) our directors; (ii) our named executive officer; and (iii) each person or group known by us to beneficially own more than 5% of our outstanding shares of common stock.  Unless otherwise indicated, the shareholders listed below possess sole voting and investment power with respect to the shares they own.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership(1) (#)	Percent of Class(2) (%)
Kevin Hall(3) 5481 North River Drive Byron, IL 61010	Common	5,000,000	89%
All Officers and Directors as a Group (1 Person)	Common	4,500,000	100%

1.

The number and percentage of shares beneficially owned is determined under rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose.  Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares, which the individual has the right to acquire within 60 days through the exercise of any stock option or other right.  The persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and the information contained in the footnotes to this table.

2.	Based on 5,642,870 issued and outstanding shares of Common Stock as of October 31, 2012.

3.	Kevin Hall is the Company’s President, CEO, CFO, Secretary, Treasurer, Chairman and Director. His beneficial ownership includes 5,000,000 common shares.

Changes in Control

There are no present arrangements or pledges of the Company’s securities, which may result in a change in control of the Company.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Party Transactions

On February 14, 2011, pursuant to the Organizational Minutes of the Company, the Company authorized the issuance of 5,000,000 shares of its Common Stock, $0.001 par value per share, to Kevin Hall as founders’ shares as consideration for Mr. Hall’s pre-incorporation services to the Company. As a result, Mr. Hall owns 100% of the issued and outstanding common shares of the Company.

Further, Mr. Hall provides us with office space free of charge at this time.

Other than the foregoing, none of the following persons has any direct or indirect material interest in any transaction to which we were or are a party since the beginning of our last fiscal year, or in any proposed transaction to which we propose to be a party:

(A)

any of our director(s) or executive officer(s);

(B)

any nominee for election as one of our directors;

(C)

any person who is known by us to beneficially own, directly or indirectly, shares carrying more than 5% of the voting rights attached to our Common Stock; or

(D)

any member of the immediate family (including spouse, parents, children, siblings and in-laws) of any of the foregoing persons named in paragraph (A), (B) or (C) above.

Director Independence

For purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 5605(a)(2).  The NASDAQ definition of “Independent Officer” means a person other than an Executive Officer or employee of the Company or any other individual having a relationship, which, in the opinion of the Company's Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

According to the NASDAQ definition, Mark Simon is not an independent director because he is also an executive officer of the Company.

Review, Approval or Ratification of Transactions with Related Persons

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES.

	Year Ended October 31, 2012	Year Ended October 31, 2011
Audit fees	$7,500	$0
Audit-related fees	$0	$0
Tax fees	$0	$0
All other fees	$0	$0
Total	$7,500	$0

Audit Fees

During the fiscal years ended October 31, 2012, we incurred approximately $7,500 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal years ended October 31, 2012.

During the fiscal year ended October 31, 2011, we incurred approximately $nil in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal year ended October 31, 2011.

Audit-Related Fees

The aggregate fees billed during the fiscal years ended October 31, 2012 and 2011 for assurance and related services by our principal independent accountants that are reasonably related to the performance of the audit or review of our financial statements (and are not reported under Item 9(e)(1) of Schedule 14A) was $0 and $0, respectively.

Tax Fees

The aggregate fees billed during the fiscal years ended October 31, 2012 and 2011 for professional services rendered by our principal accountant tax compliance, tax advice and tax planning were $0 and $0, respectively.

All Other Fees

The aggregate fees billed during the fiscal year ended October 31, 2012 and 2011 for products and services provided by our principal independent accountants (other than the services reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A) was $0 and $0, respectively.

PART IV

ITEM 15.

EXHIBITS.

(a)

Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation of Seville Ventures Corp.(1)
3.2	Bylaws of Seville Ventures Corp.(1)
4.1	Specimen Stock Certificate (1)
4.2	Form of Subscription Agreement (1)
10.1	Promissory Note between the Company and World Rider Ltd.(1)
10.2	Promissory Note between the Company and World Rider Ltd.(2)
14.1	Code of Ethics(1)

(1)

Filed previously.

(2)

Filed previously on May 29, 2012 as part of our Current Report on Form 8-K, and incorporated by reference into this Registration Statement.

(3)

Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEVILLE VENTURES CORP.

Dated: February 13, 2013

/s/ Kevin Hall

By: Kevin Hall

Its: President, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, Secretary and Treasurer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Dated: February 13, 2013

/s/ Kevin Hall

By: Kevin Hall

Its:  Director

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED

PURSUANT TO SECTION 15(d) OF THE EXCHANGE ACT BY NON-REPORTING ISSUERS

1.

No annual report to security holders covering the company’s last fiscal year has been sent as of the date of this report

2.

No proxy statement, form of proxy, or other proxy soliciting material relating to the company’s last fiscal year has been sent to any of the company’s security holders with respect to any annual or other meeting of security holders.

3.

If such report or proxy material is furnished to security holders subsequent to the filing of this Annual Report on Form 10-K, the company will furnish copies of such material to the Commission at the time it is sent to security holders.