Form 10-Q
period 2013-01-31
SEVILLE VENTURES CORP
filed 2013-03-13
CIK 1527424

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X . QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2013

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

Yes  X . No      .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  X . No      .

As of March 12, 2013, there were 5,642,870 shares of the registrant’s $.001 par value Common Stock issued and outstanding.

SEVILLE VENTURES CORP

TABLE OF CONTENTS

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

*Please note that throughout this Quarterly Report, and unless otherwise noted, the words "we," "our," "us, or" the "Company," refers to Seville Ventures corp..

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

SEVILLE VENTURES CORP.

(A Development Stage Company)

Condensed Financial Statements

For the period ended January 31, 2013 (unaudited) and October 31, 2012

Condensed Balance Sheets (unaudited)	4

Condensed Statements of Operations (unaudited)	5

Condensed Statements of Cash Flows (unaudited)	6

Notes to the Condensed Financial Statements (unaudited)	7

SEVILLE VENTURES CORP.

(A Development Stage Company)

Condensed Balance Sheets

(unaudited)

	January 31, 2013 $	October 31, 2012 $

ASSETS

Current Assets

Cash	38,446	44,046

Total Assets	38,446	44,046

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable and accrued liabilities	65,294	59,417
Notes payable	20,000	20,000
Due to related parties	1,500	1,500

Total Liabilities	86,794	80,917

Stockholders’ Deficit

Preferred stock, 10,000,000 shares authorized, $0.001 par value; nil shares issued and outstanding	–	–

Common stock, 250,000,000 shares authorized, $0.001 par value; 5,642,870 shares issued and outstanding	5,643	5,643

Additional paid-in capital	39,357	39,357

Deficit accumulated during the development stage	(93,348)	(81,871)

Total Stockholders’ Deficit	(48,348)	(36,871)

Total Liabilities and Stockholders’ Deficit	38,446	44,046

(The accompanying notes are an integral part of these financial statements)

SEVILLE VENTURES CORP.

(A Development Stage Company)

Condensed Statements of Operations

(unaudited)

	For the three months ended January 31, 2013 $	For the three months ended January 31, 2012 $	For the Period from February 14, 2011 (date of inception) to January 31, 2013 $

Revenues	–	–	–

Operating Expenses

General and administrative	1,373	25	15,317
Professional fees	9,600	18,300	75,700

Total Operating Expenses	10,973	18,325	91,017

Loss from operations	(10,973)	(18,325)	(91,017)

Other Expenses

Interest expense	(504)	(252)	(2,331)

Total other expenses	(504)	(252)	(2,331)

Net Loss	(11,477)	(18,577)	(93,348)
Net Loss per Share – Basic and Diluted	(0.00)	(0.00)
Weighted Average Shares Outstanding – Basic and Diluted	5,642,870	5,000,000

(The accompanying notes are an integral part of these financial statements)

SEVILLE VENTURES CORP.

(A Development Stage Company)

Condensed Statements of Cash Flows

	For the three months ended January 31, 2013 $	For the three months ended January 31, 2012 $	For the period from February 14, 2011 (date of inception) to January 31, 2013 $

Operating Activities

Net loss for the period	(11,477)	(18,577)	(93,348)

Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	5,877	14,552	65,294
Due to related parties	–	–	1,500

Net cash used in operating activities	(5,600)	(4,025)	(26,554)

Financing Activities

Proceeds from note payable	–	–	20,000
Proceeds from issuance of common shares	–	–	45,000

Net cash provided by financing activities	–	–	65,000

Change in cash	(5,600)	(4,025)	38,446

Cash, beginning of period	44,046	4,946	–

Cash, end of period	38,446	921	38,446

Non-cash investing and financing activities:

Issuance of founders’ shares	–	–	5,000

Supplemental disclosures:

Interest paid	–	–	–
Income taxes paid	–	–	–

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues since inception and is unlikely to generate significant revenue or earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at January 31, 2013, the Company has not generated revenues and has accumulated losses totaling $93,348 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

c)

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.  As at January 31, 2013, there were no cash equivalents.

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

e)

Loss per Share

The Company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.  There were no potentially dilutive common stock equivalents as of January 31, 2013.

f)

Comprehensive Income

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at January 31, 2013 and October 31, 2012, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

3.

Note Payable

On June 15, 2011, the Company issued a note payable to a non-related party for $10,000. On May 23, 2012, the Company issued another note payable to a non-related party for $10,000.  The amount owing is unsecured, due interest at 10% per annum and due on demand.  As at January 31, 2013, the Company recorded accrued interest of $2,331 (October 31, 2012 - $1,827), which is recorded in accounts payable and accrued liabilities.

4.

Related Party Transactions

At January 31, 2013, the Company owed $1,500 (October 31, 2012 - $1,500) to the President and Director of the Company for funding of general operations.  The amounts owing are unsecured, non-interest bearing, and are due on demand.

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

Business Activities

 Since inception, our business activities have consisted of the incorporation of our company in the State of Nevada, the organization of our business, and the development of our proposed business plan.  We are a development stage company and have spent the majority of our time refining our business plan.  We have identified and contacted several hotels, restaurants, airlines, tour companies and more that we intend to feature in our luxury vacation packages to discuss our proposed business plan and the costs associated with including their products and services in our proposed vacation packages.  As of the date of this filing, we have not entered into any negotiations or contracts with these companies. During this early development stage, we have secured the domain name for our first website located at www.MySpanishGetaway.com, which we hope will eventually become a reputable name and a valuable resource to our future clients.  As part of our growth strategy to offer luxury vacation packages throughout Europe, we have also secured multiple domain names for future websites that we intend to launch, including: www.MyEuropeanGetaway.com; www.MyItalianGetaway.com; www.MyBritishGetaway.com; and www.MyGreekGetaway.com. Eventually, we intend to have www.MyEuropeanGetaway.com be our main domain under which all other domains will be linked.

Plan of Operations

We will develop our business so that when the Offering is complete, we will be ready to proceed with our plan of operations.  After the completion of this Offering, if the maximum amount of funds is generated, after deducting offering expenses, we believe that we will have enough proceeds to fund our plan of operations for up to twelve months.  If 75%, 50%, 35% or 20% of the offered shares are sold under this Offering, after deducting offering expenses, we believe that we will have enough proceeds to fund our plan of operations for up to nine, six, four and three months, respectively. Our business operations will be divided into the following core functions to address the needs of our intended clients.

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

RESULTS OF OPERATIONS:

Results of Operations

For the three months ended January 31, 2013, the Company incurred operating expenses of $10,973 compared with $18,325 for the three months ended January 31, 2012.  The decrease in operating expenses were attributed to a decline in professional fees of $8,700 as the Company incurred additional costs relating to its S-1 registration process in the prior year.

During the period ended January 31, 2013, the Company incurred a net loss of $11,477 compared with $18,577 for the period ended January 31, 2012.   In addition to operating expenses, the Company incurred $504 in interest expense relating to $20,000 of outstanding note payable which are unsecured, due interest at 10% per annum, and due on demand.  The decrease in net loss was attributed to the fact that the Company had lower professional fees as compared to prior year.  At January 31, 2013 and 2012, the Company had a net loss per share of $nil.

Liquidity and Capital Resources

As at January 31, 2013, the Company had cash and assets of $38,446 compared with $44,046 as at October 31, 2012. The decrease in cash and total assets were attributed to the Company’s use of cash proceeds during the period as the Company did not raise any new proceeds from financing during the three months ended January 31, 2013.

As at January 31, 2013, the Company had total liabilities of $86,794 compared with $80,917 as at October 31, 2012. The increase in total liabilities was attributed to an increase of accounts payable and accrued liabilities of $5,877 due to lack of sufficient cash flow to repay outstanding general and administrative costs and professional fees.

Cashflow from Operating Activities

During the three months ended January 31, 2013, the Company used $5,600 of cash for operating activities compared with $4,025 for the period ended January 31, 2012.  The increase in the cash use for operating activities was due to expenditures incurred paying professional fees incurred by the Company, as the Company had sufficient financing raised from previous periods to remit costs as they became due.

Cash from Investing Activities

From February 14, 2011 (date of inception) to January 31, 2013, the Company did not have any investing activities.

Cash from Financing Activities

During the three months ended January 31, 2013 and 2012, the Company did not have any financing activities.

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

ITEM 4.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of January 31, 2013, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.

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

Dated:  March 12, 2013

/s/ Kevin Hall

By: Kevin Hall

Its:  President and CEO

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated:   March 12, 2013

/s/ Kevin Hall

By:  Kevin Hall

Its:  Director