Form 10-Q
period 2013-04-30
SEVILLE VENTURES CORP
filed 2013-06-14
CIK 1527424

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X . QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2013

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

Yes  X . No      .

As of June 11, 2013, there were 5,642,870 shares of the registrant’s $.001 par value Common Stock issued and outstanding.

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

For the period ended April 30, 2013 (unaudited) and October 31, 2012

Condensed Balance Sheets (unaudited)	4

Condensed Statements of Operations (unaudited)	5

Condensed Statements of Cash Flows (unaudited)	6

Notes to the Condensed Financial Statements (unaudited)	7

SEVILLE VENTURES CORP.

(A Development Stage Company)

Condensed Balance Sheets

(unaudited)

	April 30, 2013 $	October 31, 2012 $

ASSETS

Current Assets

Cash	28,696	44,046

Total Assets	28,696	44,046

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable and accrued liabilities	65,652	59,417
Notes payable	20,000	20,000
Due to related parties	1,500	1,500

Total Liabilities	87,152	80,917

Stockholders’ Deficit

Preferred stock, 10,000,000 shares authorized, $0.001 par value; nil shares issued and outstanding	–	–

Common stock, 250,000,000 shares authorized, $0.001 par value; 5,642,870 shares issued and outstanding	5,643	5,643

Additional paid-in capital	39,357	39,357

Deficit accumulated during the development stage	(103,456)	(81,871)

Total Stockholders’ Deficit	(58,456)	(36,871)

Total Liabilities and Stockholders’ Deficit	28,696	44,046

(The accompanying notes are an integral part of these condensed financial statements)

SEVILLE VENTURES CORP.

(A Development Stage Company)

Condensed Statements of Operations

(unaudited)

	For the three months ended April 30, 2013 $	For the three months ended April 30, 2012 $	For the six months ended April 30, 2013 $	For the six months ended April 30, 2012 $	For the Period from February 14, 2011 (date of inception) to January 31, 2013 $

Revenues	–	–		–	–

Operating Expenses

General and administrative	520	2,090	1,893	2,115	15,837
Professional fees	9,100	7,600	18,700	25,900	84,800

Total Operating Expenses	9,620	9,690	20,593	28,015	100,637

Loss from operations	(9,620)	(9,690)	(20,593)	(28,015)	(100,637)

Other Expenses

Interest expense	(488)	(246)	(992)	(498)	(2,819)

Total other expenses	(488)	(246)	(992)	(498)	(2,819)

Net Loss	(10,108)	(9,936)	(21,585)	(28,513)	(103,456)
Net Loss per Share – Basic and Diluted	(0.00)	(0.00)	(0.00)	(0.01)
Weighted Average Shares Outstanding – Basic and Diluted	5,642,870	5,000,000	5,642,870	5,000,000

(The accompanying notes are an integral part of these condensed financial statements)

SEVILLE VENTURES CORP.

(A Development Stage Company)

Condensed Statements of Cash Flows

	For the six months ended April 30, 2013 $	For the six months ended April 30, 2012 $	For the period from February 14, 2011 (date of inception) to April 30, 2013 $

Operating Activities

Net loss for the period	(21,585)	(28,513)	(103,456)

Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	6,235	23,838	65,652
Due to related parties	–	–	1,500

Net cash used in operating activities	(15,350)	(4,675)	(36,304)

Financing Activities

Proceeds from note payable	–	–	20,000
Proceeds from issuance of common shares	–	–	45,000

Net cash provided by financing activities	–	–	65,000

Change in cash	(15,350)	(4,675)	28,696

Cash, beginning of period	44,046	4,946	–

Cash, end of period	28,696	271	28,696

Non-cash investing and financing activities:

Issuance of founders’ shares	–	–	5,000

Supplemental disclosures:

Interest paid	–	–	–
Income taxes paid	–	–	–

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues since inception and is unlikely to generate significant revenue or earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at April 30, 2013, the Company has not generated revenues and has accumulated losses totaling $103,456 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at April 30, 2013, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s October 31, 2012 audited financial statements.

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

(A Development Stage Company)

Notes to the Condensed Financial Statements

2.

Summary of Significant Accounting Policies (continued)

c)

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.  As at April 30, 2013, there were no cash equivalents.

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

e)

Loss per Share

The Company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. There were no potentially dilutive common stock equivalents as of April 30, 2013.

f)

Comprehensive Income

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at April 30, 2013 and October 31, 2012, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

3.

Note Payable

On June 15, 2011, the Company issued a note payable to a non-related party for $10,000. On May 23, 2012, the Company issued another note payable to a non-related party for $10,000.  The amount owing is unsecured, due interest at 10% per annum and due on demand.  As at April 30, 2013, the Company recorded accrued interest of $2,819 (October 31, 2012 - $1,827), which is recorded in accounts payable and accrued liabilities.

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

RESULTS OF OPERATIONS:

Results of Operations

For the three months ended April 30, 2013, the Company incurred operating expenses of $9,620 compared with $9,690 for the three months ended April 30, 2012.  The decrease in operating expenses were attributed to a decrease in general and administrative expense of $1,570 for lower overhead costs and transfer agent fees offset by an increase in professional fees of $1,500 relating to additional services incurred for accounting and audit services.

For the six months ended April 30, 2013, the Company incurred operating expenses of $20,593 compared with $28,015 for the six months ended April 30, 2012.  The decrease in operating expenses were attributed to a decrease of $7,200 in professional fees as the Company incurred costs relating to the SEC registration process in the prior year.

During the six month period ended April 30, 2013, the Company incurred a net loss of $21,585 compared with $28,513 for the six month period ended April 30, 2012.   In addition to operating expenses, the Company incurred $992 in interest expense for the six month period ended April 30, 2013 compared to $498 for the six month period ended April 30, 2012 relating to the $20,000 note payable which is unsecured, due interest at 10% per annum, and due on demand.

Liquidity and Capital Resources

As at April 30, 2013, the Company had cash and assets of $28,696 compared with $44,046 as at April 30, 2012.  The decrease in cash and total assets were attributed to the Company’s use of cash proceeds during the period as the Company did not raise any new proceeds from financing during the period ended April 30, 2013.

As at April 30, 2013, the Company had total liabilities of $87,152 compared with $80,917 as at April 30, 2012. The increase in total liabilities was attributed to an increase of accounts payable and accrued liabilities of $6,235 due to lack of sufficient cash flow to repay outstanding general and administrative costs and professional fees.

Cashflow from Operating Activities

During the six months ended April 30, 2013, the Company used $15,350 of cash for operating activities compared with $4,675 for the period ended April 30, 2012.  The increase in the cash use for operating activities was due to expenditures incurred paying professional fees incurred by the Company, as the Company had sufficient financing raised from previous periods to remit costs as they became due.

Cash from Investing Activities

From February 14, 2011 (date of inception) to April 30, 2013, the Company did not have any investing activities.

Cash from Financing Activities

During the six months ended April 30, 2013 and 2012, the Company did not have any financing activities.

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

Dated:  June 13, 2013

/s/ Kevin Hall

By: Kevin Hall

Its:  President and CEO

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated:  June 13, 2013

/s/ Kevin Hall

By:  Kevin Hall

Its:  Director