Form 10-Q
period 2013-07-31
SEVILLE VENTURES CORP
filed 2013-09-19
CIK 1527424

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X . QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2013

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

Yes  X . No      .

As of September 16, 2013, there were 5,642,870 shares of the registrant’s $.001 par value Common Stock issued and outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

SEVILLE VENTURES CORP.

(A Development Stage Company)

Condensed Financial Statements

For the period ended July 31, 2013 (unaudited) and October 31, 2012

Condensed Balance Sheets (unaudited)	4

Condensed Statements of Operations (unaudited)	5

Condensed Statements of Cash Flows (unaudited)	6

Notes to the Condensed Financial Statements (unaudited)	7

SEVILLE VENTURES CORP.

(A Development Stage Company)

Condensed Balance Sheets

	July 31, 2013 $	October 31, 2012 $
	(unaudited)
ASSETS

Current Assets

Cash	10,976	44,046

Total Assets	10,976	44,046

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable and accrued liabilities	67,601	59,417
Notes payable	20,000	20,000
Due to related parties	6,300	1,500

Total Liabilities	93,901	80,917

Stockholders’ Deficit

Preferred stock, 10,000,000 shares authorized, $0.001 par value; nil shares issued and outstanding	–	–

Common stock, 250,000,000 shares authorized, $0.001 par value; 5,642,870 shares issued and outstanding	5,643	5,643

Additional paid-in capital	39,357	39,357

Deficit accumulated during the development stage	(127,925)	(81,871)

Total Stockholders’ Deficit	(82,925)	(36,871)

Total Liabilities and Stockholders’ Deficit	10,976	44,046

(The accompanying notes are an integral part of these condensed financial statements)

SEVILLE VENTURES CORP.

(A Development Stage Company)

Condensed Statements of Operations

(unaudited)

	For the three months ended July 31, 2013 $	For the three months ended July 31, 2012 $	For the nine months ended July 31, 2013 $	For the nine months ended July 31, 2012 $	For the Period from February 14, 2011 (date of inception) to July 31, 2013 $

Revenues	–	–		–	–

Operating Expenses

General and administrative	16,365	900	18,258	3,015	32,202
Professional fees	7,600	7,600	26,300	33,500	92,400

Total Operating Expenses	23,965	8,500	44,558	36,515	124,602

Loss from operations	(23,965)	(8,500)	(44,558)	(36,515)	(124,602)

Other Expenses

Interest expense	(504)	(444)	(1,496)	(942)	(3,323)

Total other expenses	(504)	(444)	(1,496)	(942)	(3,323)

Net Loss	(24,469)	(8,944)	(46,054)	(37,457)	(127,925)
Net Loss per Share – Basic and Diluted	(0.00)	(0.00)	(0.01)	(0.01)
Weighted Average Shares Outstanding – Basic and Diluted	5,642,870	5,000,000	5,642,870	5,000,000

(The accompanying notes are an integral part of these condensed financial statements)

SEVILLE VENTURES CORP.

(A Development Stage Company)

Condensed Statements of Cash Flows

	For the nine months ended July 31,	For the nine months ended July 31,	For the period from February 14, 2011 (date of inception) to July 31,
	2013	2012	2013
	$	$	$

Operating Activities

Net loss for the period	(46,054)	(37,457)	(127,925)

Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	8,184	23,782	67,601
Due to related parties	4,800	1,500	6,300

Net cash used in operating activities	(33,070)	(12,175)	(54,074)

Financing Activities

Proceeds from note payable	–	10,000	20,000
Proceeds from issuance of common shares	–	–	45,000

Net cash provided by financing activities	–	10,000	65,000

Change in cash	(33,070)	(2,175)	10,976

Cash, beginning of period	44,046	4,946	–

Cash, end of period	10,976	2,771	10,976

Non-cash investing and financing activities:

Issuance of founders’ shares	–	–	5,000

Supplemental disclosures:

Interest paid	–	–	–
Income taxes paid	–	–	–

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues since inception and is unlikely to generate significant revenue or earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at July 31, 2013, the Company has not generated revenues and has accumulated losses totaling $127,925 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at July 31, 2013, and for all periods presented herein, have been made.

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

(A Development Stage Company)

Notes to the Condensed Financial Statements

2.

Summary of Significant Accounting Policies (continued)

c)

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.  As at July 31, 2013, there were no cash equivalents.

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

e)

Loss per Share

The Company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.  There were no potentially dilutive common stock equivalents as of July 31, 2013.

f)

Comprehensive Income

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at July 31, 2013 and October 31, 2012, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

3.

Note Payable

On June 15, 2011, the Company issued a note payable to a non-related party for $10,000. On May 23, 2012, the Company issued another note payable to a non-related party for $10,000.  The amount owing is unsecured, due interest at 10% per annum and due on demand.  As at July 31, 2013, the Company recorded accrued interest of $3,323 (October 31, 2012 - $1,827), which is recorded in accounts payable and accrued liabilities.

4.

Related Party Transactions

At July 31, 2013, the Company owed $6,300 (October 31, 2012 - $1,500) to the President and Director of the Company for funding of general operations.  The amounts owing are unsecured, non-interest bearing, and are due on demand.

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

RESULTS OF OPERATIONS:

Results of Operations

For the three months ended July 31, 2013, the Company incurred operating expenses of $23,965 compared with $8,500 for the three months ended July 31, 2012.  The increase in operating expenses was attributed to an increase in general and administrative expense of $15,465 related to filing fees.

For the nine months ended July 31, 2013, the Company incurred operating expenses of $44,558 compared with $36,515 for the nine months ended July 31, 2012.  The increase in operating expenses was attributed to an increase in general and administrative expenses of $15,243 related to filing fees for XBRL.

During the nine month period ended July 31, 2013, the Company incurred a net loss of $46,054 compared with $37,457 for the nine month period ended July 31, 2012.   In addition to operating expenses, the Company incurred $1,496 in interest expense for the nine month period ended July 31, 2013 compared to $942 for the nine month period ended July 31, 2012 relating to the $20,000 note payable which is unsecured, due interest at 10% per annum, and due on demand.

Liquidity and Capital Resources

As at July 31, 2013, the Company had cash and assets of $10,976 compared with $44,046 as at October 31, 2012.  The decrease in cash and total assets were attributed to the Company’s use of cash proceeds during the period as the Company did not raise any new proceeds from financing during the period ended July 31, 2013.

As at July 31, 2013, the Company had total liabilities of $93,901 compared with $80,917 as at October 31, 2012. The increase in total liabilities was attributed to an increase of accounts payable and accrued liabilities of $8,184 and an increase of $4,800 in amounts due to related parties due to lack of sufficient cash flow to repay outstanding general and administrative costs and professional fees.

Cashflow from Operating Activities

During the nine months ended July 31, 2013, the Company used $33,070 of cash for operating activities compared with $12,175 for the period ended July 31, 2012.  The increase in the cash use for operating activities was due to expenditures incurred paying professional fees incurred by the Company, as the Company had sufficient financing raised from previous periods to remit costs as they became due.

Cash from Investing Activities

From February 14, 2011 (date of inception) to July 31, 2013, the Company did not have any investing activities.

Cash from Financing Activities

During the nine months ended July 31, 2013, the Company did not have any financing activities compared to proceeds of $10,000 from the issuance of a note payable during the nine months ended July 31, 2012.

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

ITEM 4.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of July 31, 2013, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.

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

Dated:  September 18, 2013

/s/ Kevin Hall

By: Kevin Hall

Its:  President and CEO

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated:   September 18, 2013

/s/ Kevin Hall

By:  Kevin Hall

Its:  Director