Form 10-K
period 2013-10-31
SEVILLE VENTURES CORP
filed 2014-02-21
CIK 1527424

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

  X .ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended October 31, 2013

      .TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________to __________

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

Yes      . No  X .

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

As of February 19, 2014, there were 338,572,200 shares of the registrant’s $0.001 par value common stock issued and outstanding.

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

o

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

Not Applicable.

PART II

ITEM 5.

MARKET FOR THE COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

As of October 31, 2013, there is no public market for our Common Stock.  We intend to contact an authorized OTC Bulletin Board market maker for sponsorship of our securities on the OTC Bulletin Board (“SVLE”).

Record Holders

As of October 31, 2013, an aggregate of 338,572,200 shares of our Common Stock were issued and outstanding and were owned by 31 holder of record, based on information provided by our transfer agent.

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

Working Capital

	October 31, 2013 ($)	October 31, 2012 ($)
Current Assets	1,016	33,046
Current Liabilities	94,955	80,917
Working Capital Deficit	(93,939)	(36,871)

Cash Flows

	October 31, 2013 ($)	October 31, 2012 ($)
Cash Flows used in Operating Activities	(43,030)	(15,900)
Cash Flows from Financing Activities	-	55,000
Net Increase in Cash During Period	(43,030)	39,100

Operating Revenues

We have not generated any revenues since inception.

Operating Expenses and Net Loss

Operating expenses for the year ended October 31, 2013 was $55,068 compared with $47,990 for the year ended October 31, 2012.  The increase in expenses was attributed to the fact that the company incurred more general and administrative costs as compared to prior year, with respect SEC and XBRL filing fees.

Net loss for the year ended October 31, 2013 was $57,068 compared to $49,436 for the year ended October 31, 2012.  In addition to operating expenses, the Company incurred $2,000 in interest expense for outstanding notes payable of $20,000, which are unsecured, bears interest at 10% per annum, and is due on demand.  During the comparative period, the Company incurred interest expense of $1,447.

 Liquidity and Capital Resources

As at October 31, 2013, the Company’s cash balance and total assets were $1,016 compared to $44,046 as of October 31, 2012.  The increase was attributed to additional proceeds received from issuance of notes payable and for proceeds received from the issuance of common shares.

As at October 31, 2013, the Company had total liabilities of $94,955 compared with total liabilities of $80,917 as at October 31, 2012.  The increase in total liabilities was due to an increase of $8,065 in accounts payable and accrued liabilities as the Company incurred day-to-day expenditures that were still unpaid. Furthermore, there was an increase of $5,973 in amounts due to a related party for payment of operating expenditures on behalf of the Company.

As at October 31, 2013, the Company had a working capital deficit of $93,939 compared with a working capital deficit of $36,871 as at October 31, 2012.  The increase in working capital deficit was attributed to day-to-day obligations of the Company that are unpaid given the fact that the Company lacks sufficient cash flow to repay its debts on a timely basis.

Cashflow from Operating Activities

During the year ended October 31, 2013, the Company used $43,030 of cash for operating activities as compared to $15,900 for the year ended October 31, 2012.  The increase in the use of cash for operating activities is attributed to the fact that the Company raised additional proceeds from financing activities during the prior year that was not fully used, and was spent on operating costs during the current year.

Cash flow from Investing Activities

During the period from February 14, 2011 (date of inception) to October 31, 2013, the Company did not have any cash transactions related to investing activities.

Cash flow from Financing Activities

During the year ended October 31, 2013, the Company did not have any financing activities compared to receipt of $55,000 comprised of $10,000 from the issuance of a note payable and $45,000 from the issuance of common shares during the year ended October 31, 2012.

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

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SEVILLE VENTURES CORP.

(A Development Stage Company)

Financial Statements

For years ended October 31, 2013 and 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Seville Ventures Corp.

We have audited the accompanying balance sheets of Seville Ventures Corp., as of October 31, 2013 and 2012 and the related statements of operations, stockholders’ deficit and cash flows for the years then ended and for the cumulative period from February 14, 2011 (date of inception) through October 31, 2013.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Seville Ventures Corp., as of October 31, 2013 and 2012, and for the period from inception on February 14, 2011 through October 31, 2013, and the results of their operations and cash flows for the periods then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company had accumulated losses of $138,939 for the period from inception through October 31, 2013 which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sadler, Gibb & Associates, LLC

Salt Lake City, UT

February 19, 2014

SEVILLE VENTURES CORP.

(A Development Stage Company)

Balance Sheets

	October 31, 2013 $	October 31, 2012 $

ASSETS
Current Assets
Cash	1,016	44,046
Total Assets	1,016	44,046

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	67,482	59,417
Notes payable	20,000	20,000
Due to related parties	7,473	1,500
Total Liabilities	94,955	80,917

Stockholders’ Deficit
Preferred stock, 10,000,000 shares authorized, $0.001 par value; nil shares issued and outstanding	–	–
Common stock, 2,000,000,000 shares authorized, $0.001 par value; 338,572,200 shares issued and outstanding	338,572	338,572
Additional paid-in capital	(293,572)	(293,572)
Deficit accumulated during the development stage	(138,939)	(81,871)
Total Stockholders’ Deficit	(93,939)	(36,871)
Total Liabilities and Stockholders’ Deficit	1,016	44,046

(The accompanying notes are an integral part of these financial statements)

SEVILLE VENTURES CORP.

(A Development Stage Company)

Statement of Operations

	Year ended October 31, 2013 $	Year ended October 31, 2012 $	Accumulated from February 14, 2011 (date of inception) to October 31, 2013 $

Revenues	–	–	–

Operating Expenses
General and administrative	21,168	6,890	35,112
Professional fees	33,900	41,100	100,000
Total Operating Expenses	55,068	47,990	135,112
Loss before other expenses	(55,068)	(47,990)	(135,112)

Other Expenses
Interest expense	(2,000)	(1,446)	(3,827)
Total other expenses	(2,000)	(1,446)	(3,827)
Net Loss	(57,068)	(49,436)	(138,939)
Net Loss per Share – Basic and Diluted	(0.00)	(0.00)
Weighted Average Shares Outstanding – Basic and Diluted	338,572,200	300,632,340

(The accompanying notes are an integral part of these financial statements)

SEVILLE VENTURES CORP.

(A Development Stage Company)

Statement of Cash Flows

	Year ended October 31, 2013 $	Year ended October 31, 2012 $	Accumulated from February 14, 2011 (date of inception) to October 31, 2013 $

Operating Activities
Net loss	(57,068)	(49,436)	(138,939)

Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	8,065	32,036	67,482
Due to related parties	5,973	1,500	7,473
Net cash used in operating activities	(43,030)	(15,900)	(63,984)
Financing Activities
Proceeds from note payable	–	10,000	20,000
Proceeds from issuance of common shares	–	45,000	45,000
Net cash provided by financing activities	–	55,000	65,000
Change in cash	(43,030)	39,100	1,016
Cash, beginning of period	44,046	4,946	–
Cash, end of period	1,016	44,046	1,016

Non-cash investing and financing activities:
Issuance of founders’ shares	–	–	5,000

Supplemental disclosures:
Interest paid	–	–	–
Income taxes paid	–	–	–

(The accompanying notes are an integral part of these financial statements)

SEVILLE VENTURES CORP.

(A Development Stage Company)

Statement of Stockholders’ Deficit

From February 14, 2011 (Date of Inception) to October 31, 2013

	Common Stock		Additional Paid-In Capital ($)	Accumulated Deficit ($)	Total ($)
	Shares	Par Value ($)

Balance – February 14, 2011 (Date of Inception)	–	–	–	–	–
Issuance of founders’ shares	300,000,000	300,000	(300,000)	–	–
Net loss for the period	–	–	–	(32,435)	(32,435)
Balance – October 31, 2011	300,000,000	300,000	(300,000)	(32,435)	(32,435)
Issuance of common shares for cash	38,572,200	38,572	6,428	–	45,000
Net loss for the year	–	–	–	(49,436)	(49,436)
Balance – October 31, 2012	338,572,200	338,572	(293,572)	(81,871)	(36,871)
Net loss for the year	–	–	–	(57,068)	(57,068)
Balance – October 31, 2013	338,572,200	338,572	(293,572)	(138,939)	(93,939)

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues since inception and is unlikely to generate significant revenue or earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at October 31, 2013, the Company has not generated revenues and has accumulated losses totaling $138,939 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

c)

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.  As at October 31, 2013 and 2012, there were no cash equivalents.

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

e)

Loss per Share

The Company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.  There were no potentially dilutive common stock equivalents as of October 31, 2013 and 2012.

f)

Comprehensive Income

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at October 31, 2013 and 2012, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

3.

Note Payable

On June 15, 2011, the Company issued a note payable to a non-related party for $10,000. On May 23, 2012, the Company issued another note payable to a non-related party for $10,000.  The amount owing is unsecured, due interest at 10% per annum and due on demand.  As at October 31, 2013, the Company recorded accrued interest of $3,827 (2012 - $1,827), which is recorded in accounts payable and accrued liabilities.

4.

Common Shares

(a)

On October 30, 2012, the Company issued 38,572,200 split-adjusted common shares for proceeds of $45,000.

(b)

On December 12, 2013, the Company authorized a forward stock split of its issued and outstanding common shares on a ratio of 60-to-1.  The effects of the forward stock split increased the number of issued and outstanding common shares from 5,642,870 common shares to 338,572,200 common shares.  The effects of the forward stock split have been applied retroactively as though the forward stock split occurred on the date of inception.

5.

Related Party Transactions

At October 31, 2013, the Company owed $7,473 (2011 - $1,500) to the President and Director of the Company for funding of general operations.  The amounts owing are unsecured, non-interest bearing, and are due on demand.

6.

Income Taxes

The income tax benefit differs from the amount computed by applying the US federal income tax rate of 34% to net loss before income taxes. As at October 31, 2013 and 2012, the Company had no uncertain tax positions.

	2013 ($)	2012 ($)
Net loss before taxes	(57,068)	(49,436)
Statutory rate	34%	34%
Computed expected tax recovery	(19,403)	(16,808)
Valuation allowance	19,403	16,808
Income tax provision	–	–

The significant components of deferred income tax assets and liabilities as at October 31, 2012 and 2011, after applying enacted corporate income tax rates, are as follows:

	2013 ($)	2012 ($)
Net operating losses carried forward	47,239	27,836
Valuation allowance	(47,239)	(27,836)
Net deferred tax asset	–	–

The Company has incurred operating losses of $138,939 which, if unutilized, will expire through to 2033. Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements, and have been offset by a valuation allowance.

7.

Subsequent Events

As of the date of the financial statements, the Company did not have any material recognizable subsequent events with the exception of the following:

On December 12, 2013, the Company authorized a forward stock split of its issued and outstanding common shares on a ratio of 60-to-1.  The effects of the forward stock split increased the number of issued and outstanding common shares from 5,642,870 common shares to 338,572,200 common shares.  The effects of the forward stock split have been applied retroactively as though the forward stock split occurred on the date of inception.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2013.  Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of October 31, 2013, using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of October 31, 2013, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

2.

We did not implement appropriate information technology controls – As at November 30, 2013, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of October 31, 2013 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of October 31, 2013, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.

OTHER INFORMATION.

PART III

ITEM 10.

DIRECTORS AND EXECUTIVE OFFICERS.

Identification of Directors and Executive Officers

The following table sets forth the names and ages of our current director(s) and executive officer(s):

Name	Age	Position with the Company	Director Since
Kevin Hall	49	CEO, CFO, President, Treasurer, Secretary, Chairman & Director	Inception

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

ITEM 11.       EXECUTIVE COMPENSATION

The following table sets forth the compensation paid to our executive officers during the twelve month periods ended October 31, 2012 and October 31, 2011:

 Summary Compensation Table

Name and Principal Position	Fiscal Year Ended	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Kevin Hall President, CEO, CFO	2013	-	-	-	-	-	-	-	-
Treasurer, Secretary, Chairman and Director	2012	-	-	-	-	-	-	-	-

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

Outstanding Equity Awards at Fiscal Year-End

No executive officer received any equity awards, or holds exercisable or unexercisable options, as of the year ended October 31, 2013.

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

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Management

The following table sets forth certain information concerning the number of shares of our Common Stock owned beneficially as of October 31, 2013, by: (i) our directors; (ii) our named executive officer; and (iii) each person or group known by us to beneficially own more than 5% of our outstanding shares of common stock.  Unless otherwise indicated, the shareholders listed below possess sole voting and investment power with respect to the shares they own.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership (1) (#)	Percent of Class (2) (%)
Kevin Hall (3) 5481 North River Drive Byron, IL 61010	Common	300,000,000	89%
All Officers and Directors as a Group (1 Person)	Common	300,000,000	100%

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

2.

Based on 338,572,000 issued and outstanding shares of Common Stock as of October 31, 2013.

3.

Kevin Hall is the Company’s President, CEO, CFO, Secretary, Treasurer, Chairman and Director.  His beneficial ownership includes 300,000,000 common shares.

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

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES.

	Year Ended October 31 2013	Year Ended October 31, 2012
Audit fees	$9,500	$7,500
Audit-related fees	$-	$-
Tax fees	$-	$-
All other fees	$-	$-
Total	$9,500	$7,500

Audit Fees

During the fiscal years ended October 31, 2013, we incurred approximately $9,500 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal years ended October 31, 2013.

During the fiscal year ended October 31, 2012, we incurred approximately $7,500 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal year ended October 31, 2012.

Audit-Related Fees

The aggregate fees billed during the fiscal years ended October 31, 2013 and 2012 for assurance and related services by our principal independent accountants that are reasonably related to the performance of the audit or review of our financial statements (and are not reported under Item 9(e)(1) of Schedule 14A) was $0 and $0, respectively.

Tax Fees

The aggregate fees billed during the fiscal years ended October 31, 2013 and 2012 for professional services rendered by our principal accountant tax compliance, tax advice and tax planning were $0 and $0, respectively.

All Other Fees

The aggregate fees billed during the fiscal year ended October 31, 2013 and 2012 for products and services provided by our principal independent accountants (other than the services reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A) was $0 and $0, respectively.

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

SEVILLE VENTURES CORP.

Dated: February 19, 2014	/s/ Kevin Hall
By: Kevin Hall
Its: President, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, Secretary and Treasurer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Dated: February 19, 2014	/s/ Kevin Hall
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