Form 10-Q
period 2014-01-31
SEVILLE VENTURES CORP
filed 2014-05-21
CIK 1527424

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X . QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2014

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

Yes  X . No      .

As of May 12, 2013, there were 338,572,200 shares of the registrant’s $.001 par value Common Stock issued and outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

SEVILLE VENTURES CORP.

(A Development Stage Company)

Condensed Financial Statements

For the period ended January 31, 2014 (unaudited) and October 31, 2013

Condensed Balance Sheets (unaudited)

4

Condensed Statements of Operations (unaudited)

5

Condensed Statements of Cash Flows (unaudited)

6

Notes to the Condensed Financial Statements (unaudited)

7

SEVILLE VENTURES CORP.

(A Development Stage Company)

Condensed Balance Sheets

	January 31, 2014 $	October 31, 2013 $
	(unaudited)
ASSETS

Current Assets

Cash	1,016	1,016

Total Assets	1,016	1,016

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable and accrued liabilities	78,144	67,482
Notes payable	20,000	20,000
Due to related parties	7,473	7,473

Total Liabilities	105,617	94,955

Stockholders’ Deficit

Preferred stock, 10,000,000 shares authorized, $0.001 par value; nil shares issued and outstanding	–	–

Common stock, 250,000,000 shares authorized, $0.001 par value; 338,572,200 shares issued and outstanding	338,572	338,572

Additional paid-in capital	(293,572)	(293,572)

Deficit accumulated during the development stage	(149,601)	(138,939)

Total Stockholders’ Deficit	(104,601)	(93,939)

Total Liabilities and Stockholders’ Deficit	1,016	1,016

(The accompanying notes are an integral part of these condensed financial statements)

SEVILLE VENTURES CORP.

(A Development Stage Company)

Condensed Statements of Operations

(unaudited)

	For the three months ended January 31, 2014 $	For the three months ended January 31, 2013 $	For the Period from February 14, 2011 (date of inception) to January 31, 2014 $

Revenues	–	–	–

Operating Expenses

General and administrative	158	1,373	35,270
Professional fees	10,000	9,600	110,000

Total Operating Expenses	10,158	10,973	145,270

Loss from operations	(10,158)	(10,973)	(145,270)

Other Expenses

Interest expense	(504)	(504)	(4,331)

Total other expenses	(504)	(504)	(4,331)

Net Loss	(10,662)	(11,477)	(149,601)
Net Loss per Share – Basic and Diluted	(0.00)	(0.00)
Weighted Average Shares Outstanding – Basic and Diluted	338,572,200	338,572,200

(The accompanying notes are an integral part of these condensed financial statements)

SEVILLE VENTURES CORP.

(A Development Stage Company)

Condensed Statements of Cash Flows

(unaudited)

	For the three months ended January 31, 2014 $	For the three months ended January 31, 2013 $	For the period from February 14, 2011 (date of inception) to January 31, 2014 $

Operating Activities

Net loss for the period	(10,662)	(11,477)	(149,601)

Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	10,662	5,877	78,144
Due to related parties	–	–	7,473

Net cash used in operating activities	–	(5,600)	(63,984)

Financing Activities

Proceeds from note payable	–	–	20,000
Proceeds from issuance of common shares	–	–	45,000

Net cash provided by financing activities	–	–	65,000

Change in cash	–	(5,600)	1,016

Cash, beginning of period	1,016	44,046	–

Cash, end of period	1,016	38,446	1,016

Non-cash investing and financing activities:

Issuance of founders’ shares	–	–	5,000

Supplemental disclosures:

Interest paid	–	–	–
Income taxes paid	–	–	–

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues since inception and is unlikely to generate significant revenue or earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at January 31, 2014, the Company has not generated revenues and has accumulated losses totaling $149,601 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

c)

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.  As at January 31, 2014 and 2013, there were no cash equivalents.

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

e)

Loss per Share

The Company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.  There were no potentially dilutive common stock equivalents as of January 31, 2014 and 2013.

f)

Comprehensive Income

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at January 31, 2014 and October 31, 2013, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

3.

Note Payable

On June 15, 2011, the Company issued a note payable to a non-related party for $10,000. On May 23, 2012, the Company issued another note payable to a non-related party for $10,000.  The amount owing is unsecured, due interest at 10% per annum and due on demand.  As at January 31, 2014, the Company recorded accrued interest of $4,331 (October 31, 2013 - $3,827), which is recorded in accounts payable and accrued liabilities.

4.

Related Party Transactions

At January 31, 2014, the Company owed $7,473 (October 31, 2013 - $7,473) to the President and Director of the Company for funding of general operations.  The amounts owing are unsecured, non-interest bearing, and are due on demand.

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

(The accompanying notes are an integral part of these condensed financial statements)

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

RESULTS OF OPERATIONS:

Results of Operations

For the three months ended January 31, 2014, the Company incurred operating expenses of $10,158 compared with $10,973 for the three months ended January 31, 2013.  The decrease in operating expenses were attributed to a decline in general and administrative costs of $1,215 due to a decrease in SEC filing costs, offset by an increase in professional fees of $400 as the Company incurred additional costs relating to its year-end audit.

During the period ended January 31, 2014, the Company incurred a net loss of $10,662 compared with $11,477 for the period ended January 31, 2013.   In addition to operating expenses, the Company incurred $504 in interest expense relating to $20,000 of outstanding note payable which are unsecured, due interest at 10% per annum, and due on demand.  The decrease in net loss was attributed to the fact that the Company had lower operating expenses as compared to prior year.  At January 31, 2014 and 2013, the Company had a net loss per share of $nil.

Liquidity and Capital Resources

As at January 31, 2014, the Company had cash and assets of $1,016 compared with $1,016 as at October 31, 2013.  The Company did not raise any new financing during the period and did not incur any cash costs.

As at January 31, 2014, the Company had total liabilities of $105,617 compared with $94,955 as at October 31, 2013.  The increase in total liabilities was attributed to an increase of accounts payable and accrued liabilities of $10,662 due to lack of sufficient cash flow to repay outstanding general and administrative costs and professional fees.

Cashflow from Operating Activities

During the three months ended January 31, 2014, the Company used $nil of cash for operating activities compared with $5,600 for the period ended January 31, 2013.  The decrease in the cash used for operating activities was due to the fact that the Company did not incur any cash during the year.

Cash from Investing Activities

From February 14, 2011 (date of inception) to January 31, 2014, the Company did not have any investing activities.

Cash from Financing Activities

During the three months ended January 31, 2014 and 2013, the Company did not have any financing activities.

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

Dated:  May 20, 2014

/s/ Kevin Hall

By: Kevin Hall

Its:  President and CEO

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated:   May 20, 2014

/s/ Kevin Hall

By:  Kevin Hall

Its:  Director