Form 10-Q
period 2014-04-30
SEVILLE VENTURES CORP
filed 2014-06-23
CIK 1527424

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X . QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2014

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

Yes  X . No      .

As of April 30, 2014, there were 5,642,870 shares of the registrant’s $.001 par value Common Stock issued and outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

SEVILLE VENTURES CORP.

(A Development Stage Company)

Condensed Financial Statements

For the periods ended April 30, 2014 (unaudited) and October 31, 2013

Condensed Balance Sheets (unaudited)

4

Condensed Statements of Operations (unaudited)

5

Condensed Statements of Cash Flows (unaudited)

6

Notes to the Condensed Financial Statements (unaudited)

7

SEVILLE VENTURES CORP.

(A Development Stage Company)

Condensed Balance Sheets

	April 30, 2014 $	October 31, 2013 $
	(unaudited)
ASSETS

Current Assets

Cash	153	1,016

Total Assets	153	1,016

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable and accrued liabilities	87,474	67,482
Notes payable	20,000	20,000
Due to related parties	7,473	7,473

Total Liabilities	114,947	94,955

Stockholders’ Deficit

Preferred stock, 10,000,000 shares authorized, $0.001 par value; nil shares issued and outstanding	–	–

Common stock, 250,000,000 shares authorized, $0.001 par value; 338,572,200 shares issued and outstanding	338,572	338,572

Additional paid-in capital	(293,572)	(293,572)

Deficit accumulated during the development stage	(159,794)	(138,939)

Total Stockholders’ Deficit	(114,794)	(93,939)

Total Liabilities and Stockholders’ Deficit	153	1,016

(The accompanying notes are an integral part of these condensed financial statements)

SEVILLE VENTURES CORP.

(A Development Stage Company)

Condensed Statements of Operations

(unaudited)

	For the three months ended April 30, 2014 $	For the three months ended April 30, 2013 $	For the six months ended April 30, 2014 $	For the six months ended April 30, 2013 $	For the period from February 14, 2011 (date of inception) to April 30, 2014 $

Revenues	–	–	–	–	–

Operating Expenses

General and administrative	705	520	863	1,893	35,975
Professional fees	9,000	9,100	19,000	18,700	119,000

Total Operating Expenses	9,705	9,620	19,863	20,593	154,975

Loss from operations	(9,705)	(9,620)	(19,863)	(20,593)	(154,975)

Other Expenses

Interest expense	(488)	(488)	(992)	(992)	(4,819)

Total other expenses	(488)	(488)	(992)	(992)	(4,819)

Net Loss	(10,193)	(10,108)	(20,855)	(21,585)	(159,794)
Net Loss per Share – Basic and Diluted	(0.00)	(0.00)	(0.00)	(0.00)
Weighted Average Shares Outstanding – Basic and Diluted	338,572,200	338,572,200	338,572,200	338,572,200

(The accompanying notes are an integral part of these condensed financial statements)

SEVILLE VENTURES CORP.

(A Development Stage Company)

Condensed Statements of Cash Flows

(unaudited)

	For the six months ended April 30, 2014 $	For the six months ended April 30, 2013 $	For the period from February 14, 2011 (date of inception) to April 30, 2014 $

Operating Activities

Net loss for the period	(20,855)	(21,585)	(159,794)

Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	19,992	6,235	87,474
Due to related parties	–	–	7,473

Net cash used in operating activities	(863)	(15,350)	(64,847)

Financing Activities

Proceeds from note payable	–	–	20,000
Proceeds from issuance of common shares	–	–	45,000

Net cash provided by financing activities	–	–	65,000

Change in cash	(863)	(15,350)	153

Cash, beginning of period	1,016	44,046	–

Cash, end of period	153	28,696	153

Non-cash investing and financing activities:

Issuance of founders’ shares	–	–	5,000

Supplemental disclosures:

Interest paid	–	–	–
Income taxes paid	–	–	–

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues since inception and is unlikely to generate significant revenue or earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at April 30, 2014, the Company has not generated revenues and has accumulated losses totaling $159,794 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

c)

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.  As at April 30, 2014 and 2013, there were no cash equivalents.

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

e)

Loss per Share

The Company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.  There were no potentially dilutive common stock equivalents as of April 30, 2014 and 2013.

f)

Comprehensive Income

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at April 30, 2014 and October 31, 2013, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

3.

Note Payable

On June 15, 2011, the Company issued a note payable to a non-related party for $10,000. On May 23, 2012, the Company issued another note payable to a non-related party for $10,000.  The amount owing is unsecured, due interest at 10% per annum and due on demand.  As at April 30, 2014, the Company recorded accrued interest of $4,819 (October 31, 2013 - $3,827), which is recorded in accounts payable and accrued liabilities.

4.

Related Party Transactions

At April 30, 2014, the Company owed $7,473 (October 31, 2013 - $7,473) to the President and Director of the Company for funding of general operations.  The amounts owing are unsecured, non-interest bearing, and are due on demand.

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

RESULTS OF OPERATIONS:

Results of Operations

For the three months ended April 30, 2014, the Company incurred operating expenses of $9,705 compared with $9,620 for the three months ended April 30, 2013.  For the six months ended April 30, 2014, the Company incurred operating expenses of $19,863 compared with $20,593 for the six months ended April 30, 2013.  There were no significant changes in operations as compared to prior year, as the Company is a development stage company and has limited transactions.  The Company incurs charges relating to general overhead costs relating to the keep the Company current in its SEC filings, including all legal and accounting fees that are necessary for their SEC reporting requirements.

During the period ended April 30, 2014, the Company incurred a net loss of $20,855 compared with $21,585 for the period ended April 30, 2013.   In addition to operating expenses, the Company incurred $992 in interest expense relating to $20,000 of outstanding note payable which are unsecured, due interest at 10% per annum, and due on demand.  The decrease in net loss was attributed to the fact that the Company had lower operating expenses as compared to prior year.  At April 30, 2014 and 2013, the Company had a net loss per share of $nil.

Liquidity and Capital Resources

As at April 30, 2014, the Company had cash and assets of $153 compared with $1,016 as at October 31, 2013.  The Company did not raise any new financing during the period and incurred cash costs of $863 relating to operating expenditures.

As at April 30, 2014, the Company had total liabilities of $114,947 compared with $94,955 as at October 31, 2013.  The increase in total liabilities was attributed to an increase of accounts payable and accrued liabilities of $19,992 due to lack of sufficient cash flow to repay outstanding general and administrative costs and professional fees.

Cashflow from Operating Activities

During the six months ended April 30, 2014, the Company used $863 of cash for operating activities compared with $15,350 for the period ended April 30, 2013.  The decrease in the cash used for operating activities was due to the fact that the Company did not raise any new proceeds from financing activities during the year, and had limited cash flow for operating expenditures.

Cash from Investing Activities

From February 14, 2011 (date of inception) to April 30, 2014, the Company did not have any investing activities.

Cash from Financing Activities

During the six months ended April 30, 2014 and 2013, the Company did not have any financing activities.

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

ITEM 4.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of April 30, 2014, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.

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

Dated:  June ___, 2014

/s/ Kevin Hall

By: Kevin Hall

Its:  President and CEO

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated:   June _____, 2014

/s/ Kevin Hall

By:  Kevin Hall

Its:  Director